Form 10-Q
period 2021-03-31
Dragoneer Growth Opportunities Corp. II
filed 2021-06-21
CIK 1827075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39709

DRAGONEER GROWTH OPPORTUNITIES CORP. II

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1560055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Letterman Drive

Building D, Suite M500

San Francisco, CA

(Address of principal executive offices)

(415) 539-3099

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, $0.0001 par value	DGNS	The Nasdaq Capital Market

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 21, 2021, there were 28,352,000 Class A ordinary shares, $0.0001 par value and 6,900,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DRAGONEER GROWTH OPPORTUNITIES CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$2,032,151	$90,095
Prepaid expenses	1,073,441	1,188,660

Total Current Assets	3,105,592	1,278,755

Investment held in Trust Account	276,002,496	276,000,000

TOTAL ASSETS	$279,108,088	$277,278,755

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$226,271	$25,296
Convertible note	2,000,000	—

Total Current Liabilities	2,226,271	25,296
Deferred underwriting fee payable	9,660,000	9,660,000

Total Liabilities	11,886,271	9,685,296

Commitments

Class A ordinary shares subject to possible redemption 27,600,000 at $10.00 per share redemption value as of March 31, 2021 and December 31, 2020	276,000,000	276,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 752,000 shares issued and outstanding (excluding 27,600,000 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020	75	75
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	690	690
Additional paid-in capital	—	—
Accumulated deficit	(8,778,948)	(8,407,306)

Total Shareholders’ Deficit	(8,778,183)	(8,406,541)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$279,108,088	$277,278,755

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. II

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

General and administrative expenses	374,138

Loss from operations	(374,138)

Other income:
Interest earned on marketable securities held in Trust Account	2,496

Net loss	$(371,642)

Weighted average shares outstanding of Class A redeemable ordinary shares	27,600,000

Basic and diluted income per share, Class A redeemable ordinary shares	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	7,652,000

Basic and diluted net loss per share, Class A and Class B non-redeemable ordinary shares	$(0.05)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. II

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	752,000	$75	6,900,000	$690	$—	$(8,407,306)	$(8,406,541)

Net loss	—	—	—	—	—	(371,642)	(371,642)

Balance – March 31, 2021	752,000	$75	6,900,000	$690	$—	$(8,778,948)	$(8,778,183)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. II

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(371,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,496)
Changes in operating assets and liabilities:
Prepaid expenses	115,219
Accrued expenses	200,975

Net cash used in operating activities	(57,944)

Cash Flows from Financing Activities
Proceeds from convertible promissory note - related party	2,000,000

Net cash provided by financing activities	$2,000,000

Net Change in Cash	1,942,056
Cash – Beginning of period	90,095

Cash – End of period	$2,032,151

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from September 25, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on November 16, 2020. On November 19, 2020, the Company consummated the Initial Public Offering of 27,600,000 Class A ordinary shares (the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $276,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 752,000 private placement shares (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to the Company’s sponsor, Dragoneer Growth Opportunities Holdings II (an affiliate of Dragoneer Investment Group, LLC), generating gross proceeds of $7,520,000, which is described in Note 5.

Transaction costs amounted to $15,853,777, consisting of $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees and $673,777 of other offering costs.

Following the closing of the Initial Public Offering on November 19, 2020, an amount of $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Public Shares in the Initial Public Offering and the sale of the Private Placement Shares was placed in a trust account (the “Trust Account”), which, subsequent to January 1, 2021, was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7).

DRAGONEER GROWTH OPPORTUNITIES CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote in person or by proxy at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Company will have until November 19, 2022 (or February 19, 2023 if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination by November 19, 2022 but has not completed a Business Combination by November 19, 2022) to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period as may be extended from time to time by the Company as a result of a shareholder vote to amend its Amended and Restated Memorandum and Articles of Association (an “Extension Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period or any Extension Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period or any Extension Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period or any Extension Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Share ($10.00).

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

DRAGONEER GROWTH OPPORTUNITIES CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 2 — REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENT

The Company previously reported its Class A ordinary shares subject to redemption to be equal to the redemption value of approximately $10.00 per Public Share, while taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001.

In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified certain Public Shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001.

Upon considering the impact of the forward purchase agreement entered into on October 29, 2020, it was concluded that the redemption value should include all Public Shares, resulting in the Class A ordinary shares subject to possible redemption being equal to $276,000,000. This resulted in a measurement adjustment to the carrying value of the Class A ordinary shares subject to redemption with the offset recorded to additional paid-in capital and accumulated deficit.

The table below summarizes the effects of the revision of the financial statements for all periods being revised:

	As Previously Reported	Adjustments	As Revised
Balance sheet as of November 19, 2020
Class A Ordinary Shares Subject to Possible Redemption	262,686,220	13,313,780	276,000,000
Class A Ordinary Shares	208	(133)	75
Additional Paid-in Capital	5,004,105	(5,004,105)	—
Accumulated Deficit	(4,999)	(8,309,542)	(8,314,541)
Total Shareholders’ Equity (Deficit)	5,000,004	(13,313,780)	(8,313,776)

Balance sheet as of December 31, 2020
Class A Ordinary Shares Subject to Possible Redemption	262,593,450	13,406,550	276,000,000
Class A Ordinary Shares	209	(134)	75
Additional Paid-in Capital	5,096,874	(5,096,874)	—
Accumulated Deficit	(97,764)	(8,309,542)	(8,407,306)
Total Shareholders’ Equity (Deficit)	5,000,009	(13,406,550)	(8,406,541)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the SEC on March 31, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

DRAGONEER GROWTH OPPORTUNITIES CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $15,853,777 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares is affected by charges against additional paid in capital and accumulated deficit.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, as of March 31, 2021, the Company has no provision for income taxes.

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic loss per ordinary share for the period presented.

DRAGONEER GROWTH OPPORTUNITIES CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net income (loss) per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class A and Class B non-redeemable ordinary shares includes the Founder Shares and Private Placement Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$2,496

Net Earnings	$2,496
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	27,600,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00

Non-Redeemable Class A and B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(371,642)
Redeemable Net Earnings	(2,496)

Non-Redeemable Net Loss	$(374,138)
Denominator: Weighted Average Non-Redeemable Class A and B Ordinary Shares
Non-Redeemable Class A and B Ordinary Shares, Basic and Diluted (1)	7,652,000
Loss/Basic and Diluted Non-Redeemable Class A and B Ordinary Shares	$(0.05)

Note: As of March 31, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders.

(1)

The weighted average non-redeemable ordinary shares for period ended March 31, 2021 includes the effect of 752,000 Private Placement Shares, which were issued in conjunction with the Initial Public Offering on November 19, 2020

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,600,000 Public Shares, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Public Shares, at a purchase price of $10.00 per Public Share.

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In September 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 2,875,000 Class B ordinary shares (the “Founder Shares”). On October 29, 2020, the Sponsor transferred 75,000 Founder Shares to each of the Company’s four independent directors. On October 22, 2020 and on November 16, 2020, the Company effected share dividends, resulting in 6,900,000 Founder Shares outstanding. The Founder Shares included an aggregate of up to 900,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares). As a result of the underwriter’s election to fully exercise their over-allotment option, 900,000 Founder Shares are no longer subject to forfeiture.

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

Promissory Note — Related Party

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

On January 19, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $2,000,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Convertible Promissory Note, the unpaid amounts would be forgiven. Up to $2,000,000 of the Convertible Promissory Note may be converted into shares at a price of $10.00 per share at the option of the Sponsor. The shares would be identical to the Private Placement Shares. The outstanding balance under the Convertible Promissory Note amounted to $2,000,000 as of March 31, 2021.

The Company assessed the provisions of the Convertible Promissory Note under ASC 815-15 and ASU 2020-06, which addresses equity versus liability treatment and classification of equity-linked financial instruments, including convertible debt, and states that an instrument may be classified as a component of equity only if, among other things, the instrument is indexed to the issuer’s ordinary shares. ASU 2020-06 states that if the fair value option is not elected, the conversion option is not required to be bifurcated and the convertible debt was not issued with a substantial premium, the convertible debt will be accounted for as a single unit of account and should be accounted for as a liability in its entirety. The Company determined that the conversion option met the scope exception of a contract being indexed to the Company’s ordinary shares and, therefore, should not be bifurcated. Accordingly, the Convertible Promissory Note is accounted for as a single unit of account, with no allocation of the proceeds to the conversion feature.

DRAGONEER GROWTH OPPORTUNITIES CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2021 and December 31, 2020, there were 752,000 Class A ordinary shares issued and outstanding, excluding 27,600,000 Class A ordinary shares subject to possible redemption, respectively.

The Company determined the Class A ordinary shares subject to redemption to be equal to the redemption value of approximately $10.00 per Public Share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the forward purchase agreement, it was concluded that the redemption value should include all Public Shares resulting in the Class A ordinary shares subject to possible redemption being equal to $276,000,000.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of March 31, 2021 and December 31, 2020, there were 6,900,000 Class B ordinary shares issued and outstanding, respectively.

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

DRAGONEER GROWTH OPPORTUNITIES CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

In a vote to continue the company in jurisdiction outside the Cayman Islands (which required the approval of at least two thirds of the votes of all ordinary shares), holders of the Founder Shares will have ten votes for every Founder Share and holders of the Class A ordinary shares will have one vote for every Class A ordinary share.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any forward purchase shares and any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in a Business Combination and any Private Placement Shares issued to the Sponsor, its affiliates or any member of the Company’s management team, including upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

NOTE 9. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2021, assets held in the Trust Account were comprised of $276,002,496 in money market funds, which are invested primarily in U.S. Treasury Securities. Through March 31, 2021, the Company did not withdraw any interest earned from the Trust. At December 31, 2020, the assets held in the Trust Account were held in cash.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account – Money Market Funds	1	$276,002,496	$—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required recognition or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Dragoneer Growth Opportunities Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Dragoneer Growth Opportunities Holdings II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Recent Developments

On January 19, 2021, we entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan us up to an aggregate principal amount of $2,000,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and due on the date on which we consummate a Business Combination. If we do not consummate a Business Combination, we may use a portion of any funds held outside the Trust Account to repay the Convertible Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Convertible Promissory Note, the unpaid amounts would be forgiven. Up to $2,000,000 of the Convertible Promissory Note may be converted into shares at a price of $10.00 per share at the option of the Sponsor. The shares would be identical to the Private Placement Shares.

Overview

We are a blank check company incorporated in the Cayman Islands on September 25, 2020 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Shares, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 25, 2020 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $371,642, which consists of general and administrative expenses of $374,138, offset by interest income on marketable securities held in the Trust Account of $2,496.

Liquidity and Capital Resources

On November 19, 2020, we consummated the Initial Public Offering of 27,600,000 Public Shares, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $276,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 752,000 Private Placement Shares at a price of $10.00 per Private Placement Share in a private placement to the Sponsor, generating gross proceeds of $7,520,000.

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Shares, a total of $276,000,000 was placed in the Trust Account. We incurred $15,853,777 in transaction costs, including $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees and $673,777 of other offering costs.

For the three months ended March 31, 2021, net cash used in operating activities was $57,944. Net loss of $371,642 was affected by interest income on marketable securities held in the Trust Account of $2,496 and changes in operating assets and liabilities which provided $316,194 of cash from operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $276,002,496 consisting of money market funds, which primarily invest in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $2,032,151 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into shares at a price of $10.00 per share, at the option of the lender. The shares would be identical to the Private Placement Shares.

On January 19, 2021, we entered into a Convertible Promissory Note with the Sponsor pursuant to which the Sponsor loaned us an aggregate principal amount of $2,000,000.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to inaccurate accounting for the Class A ordinary shares subject to redemption and permanent equity.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for the Class A ordinary shares subject to redemption and permanent equity, as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 19, 2020, we consummated our Initial Public Offering of 27,600,000 Public Shares, inclusive of 3,600,000 Shares sold to the underwriters exercising their over-allotment option in full. The Public Shares were sold at an offering price of $10.00 per Shares, generating total gross proceeds of $276,000,000. Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC acted as book-running managers of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-249767). The SEC declared the registration statement effective on November 16, 2020.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement between the Company and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters(1)

3.1	Amended and Restated Memorandum and Articles of Association(1)

10.1	Private Placement Shares Purchase Agreement between the Company and Dragoneer Growth Opportunities Holdings II(1)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company(1)

10.3	Registration and Shareholder Rights Agreement between the Company and certain security holders(1)

10.4	Letter Agreement between the Company, Dragoneer Growth Opportunities Holdings II and each of the officers and directors of the Company(1)

10.5	Form of Indemnity Agreements, dated November 16, 2020, between the Company and each of the officers and directors of the Company(1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 16, 2020 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRAGONEER GROWTH OPPORTUNITIES CORP. II

Date: June 21, 2021	By:	/s/ Marc Stad
	Name:	Marc Stad
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

Date: June 21, 2021	By:	/s/ Pat Robertson
	Name:	Pat Robertson
	Title:	President, Chief Operating Officer and Director (Principal Operating Officer)