Form 10-Q
period 2021-06-30
Dragoneer Growth Opportunities Corp. II
filed 2021-08-16
CIK 1827075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 9, 2021, there were 28,352,000 Class A ordinary shares,
$0.0001 par value and 6,900,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DRAGONEER GROWTH OPPORTUNITIES CORP. II
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
DRAGONEER GROWTH OPPORTUNITIES CORP. II
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,966,727	$90,095
Prepaid expenses	901,024	1,188,660

Total Current Assets	2,867,751	1,278,755

Investment held in Trust Account	276,008,777	276,000,000

TOTAL ASSETS	$278,876,528	$277,278,755

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,369,506	$25,296
Advance from related party	24,702	—
Convertible note - related party	2,000,000	—

Total Current Liabilities	3,394,208	25,296
Deferred underwriting fee payable	9,660,000	9,660,000

Total Liabilities	13,054,208	9,685,296

Commitments and contingencies

Class A ordinary shares subject to possible redemption 27,600,000 at $10.00 per share redemption value as of June 30, 2021 and December 31, 2020	276,000,000	276,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 752,000 shares issued and outstanding (excluding 27,600,000 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020	75	75
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	—	—
Accumulated deficit	(10,178,445)	(8,407,306)

Total Shareholders’ Deficit	(10,177,680)	(8,406,541)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$278,876,528	$277,278,755

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. II
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
General and administrative expenses	$1,405,778	$1,779,916

Loss from operations	(1,405,778)	(1,779,916)

Other income
Interest earned on marketable securities held in Trust Account	6,281	8,777

Net loss	$(1,399,497)	$(1,771,139)

Weighted average shares outstanding of Class A redeemable ordinary shares	27,600,000	27,600,000

Basic and diluted income per share, Class A redeemable ordinary shares	$0.00	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	7,652,000	7,652,000

Basic and diluted net loss per share, Class A and Class B non-redeemable ordinary shares	$(0.18)	$(0.23)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. II
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	752,000	$75	6,900,000	$690	$—	$(8,407,306)	$(8,406,541)

Net loss	—	—	—	—	—	(371,642)	(371,642)

Balance – March 31, 2021 (unaudited)	752,000	$75	6,900,000	$690	$—	$(8,778,948)	$(8,778,183)

Net loss	—	—	—	—	—	(1,399,497)	(1,399,497)

Balance – June 30, 2021 (unaudited)	752,000	$75	6,900,000	$690	$—	$(10,178,445)	$(10,177,680)

The accompanying notes are an int
e
gral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. II
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,771,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(8,777)
Changes in operating assets and liabilities:
Prepaid expenses	287,636
Accrued expenses	1,344,210

Net cash used in operating activities	(148,070)

Cash Flows from Financing Activities
Advances from related party	24,702
Proceeds from convertible promissory note - related party	2,000,000

Net cash provided by financing activities	$2,024,702

Net Change in Cash	1,876,632
Cash – Beginning of period	90,095

Cash – End of period	1,966,727

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from September 25, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering was declared effective on November 16, 2020. On November 19, 2020, the Company consummated the Initial Public Offering of 27,600,000 Class A ordinary shares (the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $276,000,000 which is described in Note

.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 752,000 private placement shares (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to the Company’s sponsor, Dragoneer Growth Opportunities Holdings II (an affiliate of Dragoneer Investment Group, LLC), generating gross proceeds of $7,520,000, which is described in Note

.
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

DRAGONEER GROWTH OPPORTUNITIES CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote in person or by proxy at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note

) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.
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
The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period or any Extension Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period or any Extension Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note
6
) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period or any Extension Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Share ($10.00).
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

DRAGONEER GROWTH OPPORTUNITIES CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the period ended December 31, 2020, as filed with the SEC on March 31, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $15,853,777 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

DRAGONEER GROWTH OPPORTUNITIES CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares is affected by charges against additional paid in capital and accumulated deficit.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, as of June 30, 2021, the Company has no provision for income taxes. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income (Loss) per Ordinary Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic loss per ordinary share for the periods presented.
The Company’s condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per ordinary share. Net income per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net income (loss) per share, basic and diluted, for Class A and Class B non-redeemable
ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable
ordinary shares outstanding for the period. Class A and Class B non-redeemable
ordinary shares includes the Founder Shares and Private Placement Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

DRAGONEER GROWTH OPPORTUNITIES CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$6,281	$8,777

Redeemable Net Earnings	$6,281	$8,777

Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	27,600,000	27,600,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$0.00

Non-Redeemable Class A and B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(1,399,497)	$(1,771,139)
Redeemable Net Earnings	(6,281)	(8,777)

Non-Redeemable Net Loss	$(1,405,778)	$(1,779,916)
Denominator: Weighted Average Non-Redeemable Class A and B Ordinary Shares
Non-Redeemable Class A and B Ordinary Shares, Basic and Diluted (1)	7,652,000	7,652,000
Loss/Basic and Diluted Non-Redeemable Class A and B Ordinary Shares	$(0.18)	$(0.23)
Note: As of June 30, 2021, basic and diluted shares are the same as there are no non-redeemable
securities that are dilutive to the Company’s shareholders.

(1)
The weighted average
non-redeemable
ordinary shares for period ended June 30, 2021 includes the effect of 752,000 Private Placement Shares, which were issued in conjunction with the Initial Public Offering on November 19, 2020

Concentration of Credit Risk
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
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU
2020-06
effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 27,600,000 Public Shares, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Public Shares, at a purchase price of $10.00 per Public Share.

DRAGONEER GROWTH OPPORTUNITIES CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 4. PRIVATE PLACEMENT
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
NOTE 5. RELATED PARTY TRANSACTIONS

Advances from Related Party
As of June 30, 2021 and December 31, 2020, the Company had outstanding advances from related party of $24,702 and $0, respectively.
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
Promissory Note — Related Party
On September 29, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) February 28, 2021 or (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $104,462 was repaid upon the consummation of the Initial Public Offering on November 19, 2020. As of June 30, 2021, the promissory note has expired and is no longer available to the Company.
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
On January 19, 2021, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $2,000,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is
non-interest
bearing and due on the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Convertible Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Convertible Promissory Note, the unpaid amounts would be forgiven. Up to $2,000,000 of the Convertible Promissory Note may be converted into shares at a price of $10.00 per share at the option of the Sponsor. The shares would be identical to the Private Placement Shares. The outstanding balance under the Convertible Promissory Note amounted to $2,000,000 as of June 30, 2021.
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
JUNE 30, 2021
(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
NOTE 7. SHAREHOLDERS’ EQUITY
Preference Shares
—
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 752,000 Class A ordinary shares issued and outstanding, excluding 27,600,000
Class A ordinary shares subject to possible redemption.
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
Class
 B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 6,900,000
Class B ordinary shares issued and outstanding.
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
JUNE 30, 2021
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
NOTE 8. FAIR VALUE MEASUREMENTS
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
At June 30, 2021, assets held in the Trust Account were comprised of $276,008,777 in money market funds, which are invested primarily in U.S. Treasury Securities. Through June 30, 2021, the Company
had
$8,777 of interest earned from the Trust. At December 31, 2020, the assets held in the Trust Account were held in cash.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account – Money Market Funds	1	$276,008,777	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels in the three and six month periods ended June 30, 2021.
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than the below, that would have required recognition or disclosure in the condensed financial statements.
On July 23, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, Redwood Opportunity Merger Sub, Inc., a Delaware corporation, Redwood Merger Sub LLC, a Delaware limited liability company, and Papay Topco, Inc., a Delaware corporation, which is the owner of Cvent, Inc. Concurrently with the execution of the Business Combination Agreement, the Company entered into Subscription Agreements with certain investors, which agreements provide for binding subscriptions to purchase an aggregate of 47,500,000 shares of the post-transaction combined business for a purchase price of $10.00 per share, for aggregate gross proceeds of $475,000,000.

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
On July 23, 2021, we entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, Redwood Opportunity Merger Sub, Inc., a Delaware corporation, Redwood Merger Sub LLC, a Delaware limited liability company, and Papay Topco, Inc., a Delaware corporation (“Papay”), which is the owner of Cvent, Inc. Concurrently with the execution of the Business Combination Agreement, we entered into Subscription Agreements with certain investors, which agreements provide for binding subscriptions to purchase an aggregate of 47,500,000 shares of the post-transaction combined business for a purchase price of $10.00 per share, for aggregate gross proceeds of $475,000,000.
In accordance with the terms and subject to the conditions of the Business Combination Agreement, we will become a Delaware corporation (the “Domestication”) and all outstanding shares, together with all outstanding equity awards, of Papay will be exchanged for shares of our common stock or comparable equity awards that are settled or are exercisable for shares of our common stock, as applicable, based on an implied Papay equity value of $4,467,973,959 plus the aggregate exercise price for all in-the-money Company Equity Awards (as defined in the Business Combination Agreement) issued and outstanding as of immediately prior to the First Effective Time (as defined in the Business Combination Agreement).
The Business Combination is expected to close in the fourth quarter of 2021, following the receipt of the required approval by Dragoneer’s shareholders and the fulfillment of other customary closing conditions. The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of Dragoneer and Papay.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 25, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had a net loss of $1,399,497, which consists of general and administrative expenses of $1,405,778, offset by interest income on marketable securities held in the Trust Account of $6,281.
For the six months ended June 30, 2021, we had a net loss of $1,771,139, which consists of general and administrative expenses of $1,779,916, offset by interest income on marketable securities held in the Trust Account of $8,777.
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

For the six months ended June 30, 2021, net cash used in operating activities was $148,070. Net loss of $1,771,139 was affected by interest income on marketable securities held in the Trust Account of $8,777 and changes in operating assets and liabilities which provided $1,631,846 of cash from operating activities.
As of June 30, 2021, we had marketable securities held in the Trust Account of $276,008,777 consisting of money market funds, which primarily invest in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2021, we had cash of $1,966,727 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to inaccurate accounting for the Class A ordinary shares subject to redemption and permanent equity.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for the Class A ordinary shares subject to redemption and permanent equity, as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
PART II—OTHER INFORMATION
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

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRAGONEER GROWTH OPPORTUNITIES CORP. II

Date: August 16, 2021	By:	/s/ Marc Stad
	Name:	Marc Stad
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Pat Robertson
	Name:	Pat Robertson
	Title:	President, Chief Operating Officer and Director (Principal Operating Officer)