Form 10-Q
period 2021-09-30
Dragoneer Growth Opportunities Corp. II
filed 2021-11-15
CIK 1827075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021

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
of the Exchange Act).    Yes  ☒    No  ☐
As of November
15
, 2021, there were 28,352,000 Class A ordinary shares, $0.0001 par value and 6,900,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DRAGONEER GROWTH OPPORTUNITIES CORP. II
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and the period from September 25, 2020 (inception) through September 30, 2020 (unaudited)	2
Condensed Statement of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2021 (unaudited)	3
Condensed Statement of Changes in Shareholders’ Equity for the period from September 25, 2020 (inception) through September 30, 2020 (unaudited)	4
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and the period from September 25, 2020 (inception) through September 30, 2020 (unaudited)	5
Notes to Condensed Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	19
Part III. Signatures	20

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
DRAGONEER GROWTH OPPORTUNITIES CORP. II
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,170,715	$90,095
Prepaid expenses	729,047	1,188,660

Total Current Assets	1,899,762	1,278,755

Investment held in Trust Account	276,014,450	276,000,000

TOTAL ASSETS	$277,914,212	$277,278,755

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,677,479	$25,296
Advance from related party	13,362	—
Convertible note - related party	2,000,000	—

Total Current Liabilities	4,690,841	25,296
Deferred underwriting fee payable	9,660,000	9,660,000

Total Liabilities	14,350,841	9,685,296

Commitments and contingencies

Class A ordinary shares subject to possible redemption 27,600,000 at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020	276,000,000	276,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 752,000 shares issued and outstanding (excluding 27,600,000 shares subject to possible redemption) as of September 30, 2021 and December 31, 2020	75	75
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	—	—
Accumulated deficit	(12,437,394)	(8,407,306)

Total Shareholders’ Deficit	(12,436,629)	(8,406,541)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$277,914,212	$277,278,755

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	September 25, 2020 (Inception) Through September 30, 2020
General and administrative expenses	$2,264,621	$4,044,538	$5,000

Loss from operations	(2,264,621)	(4,044,538)	(5,000)

Other income
Interest earned on marketable securities held in Trust Account	5,672	14,450	—

Net loss	$(2,258,949)	$(4,030,088)	$(5,000)

Weighted average shares outstanding of Class A redeemable ordinary shares	27,600,000	27,600,000	—

Basic and diluted income per share, Class A redeemable ordinary shares	$(0.06)	$(0.11)	$(0.00)

Weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	7,652,000	7,652,000	6,000,000

Basic and diluted net loss per share, Class A and Class B non-redeemable ordinary shares	$(0.06)	$(0.11)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. II
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	752,000	$75	6,900,000	$690	$—	$(8,407,306)	$(8,406,541)

Net loss	—	—	—	—	—	(371,642)	(371,642)

Balance – March 31, 2021 (unaudited)	752,000	$75	6,900,000	$690	$—	$(8,778,948)	$(8,778,183)

Net loss	—	—	—	—	—	(1,399,497)	(1,399,497)

Balance – June 30, 2021 (unaudited)	752,000	$75	6,900,000	$690	$—	$(10,178,445)	$(10,177,680)

Net loss	—	—	—	—	—	(2,258,949)	(2,258,949)

Balance – September 30, 2021 (unaudited)	752,000	$75	6,900,000	$690	$—	$(12,437,394)	$(12,436,629)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. II
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE PERIOD FROM SEPTEMBER 25, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – September 25, 2020 (inception)	—	—	—	$—	$—	$—	$—
Issuance of Class B Ordinary shares to Sponsor (1)	—	—	5,750,000	$575	$24,425	$—	$25,000

Net loss	—	—	—	—	—	(5,000)	(5,000)

Balance – September 30, 2020 (unaudited)	—	$—	5,750,000	$575	$24,425	$(5,000)	$(20,000)

(1)
Includes an aggregate of up to 750,000 Class B ordinary shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. On October 22, 2020, the Company effected a share dividend, resulting in 5,750,000 Class B ordinary shares outstanding.

DRAGONEER GROWTH OPPORTUNITIES CORP. II
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2021 and from September 25, 2020 (inception) to September 30, 2020
(UNAUDITED)

	September 30, 2021	September 25, 2020 (inception) to September 30, 2020
Cash Flows from Operating Activities:
Net loss	$(4,030,088)	$(5,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through issuance of Class B ordinary shares	—	5,000
Interest earned on marketable securities held in Trust Account	(14,450)	—
Changes in operating assets and liabilities:
Prepaid expenses	459,613	—
Accrued expenses	2,652,183	—

Net cash used in operating activities	$(932,742)	$—

Cash Flows from Financing Activities
Advances from related party	38,064	—
Repayment of advances from related party	(24,702)	—
Proceeds from working capital loan - related party	2,000,000	—

Net cash provided by financing activities	$2,013,362	$—

Net Change in Cash	1,080,620	—
Cash – Beginning of period	90,095	—

Cash – End of period	$1,170,715	$—
Non-cash investing and financing activities:

Deferred offering costs included in accrued offering costs	$—	$28,000
Deferred offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$—	$20,000
The accompanying notes are an integral part of the unaudited condensed financial statements.

DRAGONEER GROWTH OPPORTUNITIES CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from September 25, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

DRAGONEER GROWTH OPPORTUNITIES CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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

DRAGONEER GROWTH OPPORTUNITIES CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIE
S
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the period ended December 31, 2020, as filed with the SEC on March 31, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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

DRAGONEER GROWTH OPPORTUNITIES CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.
Marketable Securities Held in Trust Account
At September 30, 202
1,
the assets held in the Trust
Account
were held in money market funds, which are invested primarily in U.S. Treasury Securities.
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $15,853,777 were charged to shareholders’ equity upon the completion of the Initial Public Offering.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Public Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares is affected by charges against additional paid in capital and accumulated deficit.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,”
which p
rescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, as of September 30, 2021, the Company has no provision for income taxes. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

DRAGONEER GROWTH OPPORTUNITIES CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.”
Th
e Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects the
calculation
of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 31, 2021		Nine Months Ended September 31, 2021
	Class A Ordinary Shares	Class A and B Ordinary Shares	Class A Ordinary Shares	Class A and B Ordinary Shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss)	(1,768,609)	(490,340)	(3,155,294)	(874,794)
Denominator
Basic and diluted weighted average shares outstanding	27,600,000	7,652,000	27,600,000	7,652,000

Basic and diluted net income (loss) per common stock	$(0.06)	$(0.06)	$(0.11)	$(0.11)

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
SEPTEMBER 30, 2021
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
NOTE 5. RELATED PARTY TRANSACTIONS
Advances from Related Party
As of September 30, 2021 and December 31, 2020, the Company had outstanding advances from related party of $13,362 and $0, respectively.
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
Promissory Note — Related Party
On September 29, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) February 28, 2021 or (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $104,462 was repaid upon the consummation of the Initial Public Offering on November 19, 2020. As of September 30, 2021, the promissory note has expired and is no longer available to the Company.
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
On January 19, 2021, the Company entered into a Working Capital Loan with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $2,000,000. The Working Capital Loan is non-interest
bearing and due on the date on which the Company consummates a Business Combination. The outstanding balance under the Working Capital Loan amounted to $2,000,000 as of September 30, 2021.

DRAGONEER GROWTH OPPORTUNITIES CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The Company assessed the provisions of the Working Capital Loan under ASC
815-15
and ASU
2020-06,
which addresses equity versus liability treatment and classification of equity-linked financial instruments, including convertible debt, and states that an instrument may be classified as a component of equity only if, among other things, the instrument is indexed to the issuer’s ordinary shares. ASU
2020-06
states that if the fair value option is not elected, the conversion option is not required to be bifurcated and the convertible debt was not issued with a substantial premium, the convertible debt will be accounted for as a single unit of account and should be accounted for as a liability in its entirety. The Company determined that the conversion option met the scope exception of a contract being indexed to the Company’s ordinary shares and, therefore, should not be bifurcated. Accordingly, the Working Capital Loan is accounted for as a single unit of account, with no allocation of the proceeds to the c onversion
feature.
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
Business Combination Agreement
On July 23, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, Redwood Opportunity Merger Sub, Inc., a Delaware corporation (“Merger Sub I”), Redwood Merger Sub LLC, a Delaware limited liability company (“Merger Sub II”), and Papay Topco, Inc., a Delaware corporation (“Cvent”), which is the owner of Cvent, Inc. The Domestication, the Merger and other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination”.
The Business Combination Agreement provides for, among other things, the following transactions on the closing date: (i) the Company will become a Delaware corporation (the “Domestication”) and, in connection with the Domestication, (A) the Company’s name will be changed to Cvent Holding Corp. (“New Cvent”), (B) each outstanding Class A ordinary share of the Company and each

DRAGONEER GROWTH OPPORTUNITIES CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

outstanding Class B ordinary share of the Company will become one share of common stock of New Cvent; and (ii) following the Domestication, Merger Sub I will merge with and into Cvent, with Cvent as the surviving company in the merger, after which the surviving company will merge with and into Merger Sub II, and, after giving effect to such second merger, continuing as a wholly owned subsidiary of the Company (the “Merger”).
Concurrently with the execution of the Business Combination Agreement, the Company entered into Subscription Agreements with certain investors, which agreements provide for binding subscriptions to purchase an aggregate of 47,500,000 shares of New Cvent common stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $475,000,000.
NOTE 7. SHAREHOLDERS’ EQUITY
Preference Shares
—
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 752,000 Class A ordinary shares issued and outstanding, excluding 27,600,000 Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 6,900,000 Class B ordinary shares issued and outstanding.
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

DRAGONEER GROWTH OPPORTUNITIES CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

At September 30, 2021, assets held
in
the Trust Account were comprised of $276,014,450 in money market funds, which are invested primarily in U.S. Treasury Securities. Through September 30, 2021, the Company had $14,450 of interest earned from the Trust. At December 31, 2020, the assets held in the Trust Account were held in cash.
The following table presents
information
about the Company’s assets that are
measured
at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account – Money Market Funds	1	$276,014,450
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels in the three and nine month periods ended September 30, 2021.
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the September 30, 2021 balance sheet date, up to November
15,
 2021, the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
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
Recent Developments
On January 19, 2021, we entered into a Working Capital Loan with the Sponsor pursuant to which the Sponsor agreed to loan us up to an aggregate principal amount of $2,000,000 (the “Working Capital Loan”). The Working Capital Loan is
non-interest
bearing and due on the date on which we consummate a Business Combination. If we do not consummate a Business Combination, we may use a portion of any funds held outside the Trust Account to repay the Working Capital Loan; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loan, the unpaid amounts would be forgiven. Up to $2,000,000 of the Working Capital Loan may be converted into shares at a price of $10.00 per share at the option of the Sponsor. The shares would be identical to the Private Placement Shares.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 25, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Cvent. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had a net loss of $2,258,949, which consists of general and administrative expenses of $2,264,621, offset by interest income on marketable securities held in the Trust Account of $5,672.
For the nine months ended September 30, 2021, we had a net loss of $4,030,088, which consists of general and administrative expenses of $4,044,538, offset by interest income on marketable securities held in the Trust Account of $14,450.
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
For the nine months ended September 30, 2021, net cash used in operating activities was $932,742. Net loss of $4,030,088 was affected by interest income on marketable securities held in the Trust Account of $14,450 and changes in operating assets and liabilities which provided $3,111,796 of cash from operating activities.
As of September 30, 2021, we had marketable securities held in the Trust Account of $276,014,450 consisting of money market funds, which primarily invest in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of September 30, 2021, we had cash of $1,170,715 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
On January 19, 2021, we entered into a Working Capital Loan with the Sponsor pursuant to which the Sponsor loaned us an aggregate principal amount of $2,000,000.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares issued in the initial public offering feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness previously reported was remediated during the quarter ended September 30, 2021.
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

DRAGONEER GROWTH OPPORTUNITIES CORP. II

Date: November 15 , 2021	By:	/s/ Marc Stad
	Name:	Marc Stad
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 15 , 2021	By:	/s/ Pat Robertson
	Name:	Pat Robertson
	Title:	President, Chief Operating Officer and Director (Principal Operating Officer)