Form 10-K
period 2021-12-31
CVENT HOLDING CORP.
filed 2022-03-07
CIK 1827075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-39709

CVENT HOLDING CORP.

(Exact name of Registrant as specified in its Charter)

Delaware	98-1560055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1765 Greensboro Station Place, 7th Floor Tysons, VA	22102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 226-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	CVT	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was $286.4 million based upon the closing price reported for such date on the Nasdaq Global Market.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2022 was 481,121,695.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2022, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

CVENT HOLDING CORP.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements” for the purposes of federal securities laws. Such forward-looking statements include, but are not limited to, statements that reflect our current views with respect to future events and financial performance, business strategies, and expectations for our business and statements regarding our or our management’s expectations, hopes, beliefs, intentions, plans or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “can,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “ongoing,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “will,” “approximately,” “likely,” “shall” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

In this Annual Report, the terms “Cvent,” the “Company,” “we,” “us,” and “our” refer to Cvent Holding Corp. and its subsidiaries, unless the context indicates otherwise.

These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:

•
the impact on Cvent’s operations and financial condition from the effects of the current COVID-19 pandemic;
•
Cvent’s ability to attract and retain new customers;
•
Cvent’s ability to maintain and expand relationships with hotels and venues;
•
the impact of a data breach or other security incident involving Cvent or its customers’ confidential or personal information stored in our or our third-party service providers’ systems;
•
risks associated with indemnity provisions in some of Cvent’s agreements;
•
the competitiveness of the market in which Cvent operates;
•
the impact of a disruption of Cvent’s operations, infrastructure or systems, or disruption of the operations, infrastructure or systems of the third parties on which Cvent relies;
•
Cvent’s ability to sell additional solutions to its customers;
•
Cvent’s ability to maintain access to third-party licenses;
•
Cvent’s ability to comply with its obligations under license or technology agreements with third parties;
•
Cvent’s ability to manage its growth effectively;
•
Cvent’s ability to expand its sales force;
•
risks and uncertainties associated with potential acquisitions and divestitures;
•
Cvent’s ability to operate offices located outside of the United States, including India;
•
the impact of declines or disruptions in the demand for events and meetings;
•
risks associated with Cvent’s reliance on third-party mobile application platforms such as the Apple App
Store and the Google Play Store to distribute its mobile applications;
•
Cvent’s history of losses and ability to achieve profitability in the future;
•
Cvent’s ability to develop, introduce and market new and enhanced versions of its solutions to meet customer needs and expectations;
•
the impact of Cvent’s lengthy and unpredictable sales cycle;

•
Cvent’s ability to retain, hire and integrate skilled personnel, including its senior management team;
•
Cvent’s ability to fund its research and development efforts;
•
the seasonality of Cvent’s sales and customer growth;
•
Cvent’s ability to offer high-quality customer support;
•
the impact of contractual disputes with Cvent’s customers;
•
the impact of any significant reduction in spending by advertisers on Cvent’s platforms;
•
Cvent’s ability to maintain, enhance and protect its brand;
•
the impact of delays in product and service development, including delays beyond Cvent’s control;
•
Cvent’s ability to maintain the compatibility of its solutions with third-party applications;
•
risks related to incorrect or improper use of Cvent’s solutions or its failure to properly train customers on how to utilize its solutions;
•
the impact of Cvent’s reliance on data provided by third parties;
•
risks associated with privacy concerns and end users’ acceptance of Internet behavior tracking;
•
Cvent’s ability to maintain its corporate culture as it grows;
•
Cvent’s ability to comply with legal requirements, contractual obligations and industry standards relating to security, data protection and privacy;
•
Cvent’s ability to comply with the rules and regulations adopted by the payment card networks;
•
Cvent’s ability to obtain, maintain, protect and enforce its intellectual property and proprietary rights;
•
risks associated with lawsuits by third parties for alleged infringement, misappropriation or other violation of their intellectual property and proprietary rights;
•
risks associated with Cvent’s use of open source software in certain of its solutions;
•
risks associated with changes in tax laws;
•
the impact of third-party claims, including by governmental bodies, regarding the content and advertising distributed by Cvent’s customers through its service;
•
risks associated with changes in financial accounting standards;
•
risks associated with fluctuations in currency exchange rates;
•
Cvent’s ability to raise additional capital or generate cash flows necessary to expand its operations and invest in new technologies in the future;
•
Cvent’s ability to develop and maintain proper and effective internal control over financial reporting;
•
changes in applicable laws or regulations;
•
the ability of Cvent to expand or maintain its existing customer base;
•
the effect of global economic conditions or political transitions on Cvent’s customers and their ability to continue to purchase Cvent products;
•
the effect of COVID-19 on the foregoing, including the impact on our virtual, hybrid and in-person offerings, each of which has been and may continue to be impacted differently by COVID-19;
•
other factors discussed in Part I, Item 1A. “Risk Factors” included elsewhere in this Annual Report; and
•
other factors beyond our control.

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risk and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report may not, in fact, occur. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors. Accordingly, you should not place undue reliance on those statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. You should read this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Part I

Item 1. Business

Our Mission

Our mission is to transform the meetings and events industry through technology that delivers live engagement across virtual, in-person and hybrid events.

Business Overview

Cvent is a leading cloud-based platform of enterprise event marketing and management and hospitality solutions. We power the marketing and management of meetings and events through our Event Cloud and Hospitality Cloud solutions. Our Event Cloud consists of tools to enable event organizers to manage the entire event lifecycle and deliver engaging experiences across every type of event and all event delivery models: in-person, virtual and hybrid. Event Cloud serves as the system of record for event and engagement data collected across an organization’s total event program, which comprises every internal and external event an organization hosts or attends (“Total Event Program”). Our Hospitality Cloud offers a marketplace that connects event organizers looking for the appropriate event space for their in-person and hybrid events with hoteliers and venue operators through a vertical search engine built on our proprietary database of detailed event space information. In addition, our Hospitality Cloud provides marketing and software solutions that hotels and venues leverage to digitally showcase their event space to attract valuable leads and grow their businesses. This combination of the Event Cloud and Hospitality Cloud results in a cohesive platform that we believe generates powerful network effects and attracts more event organizers and hotels and venues.

Meetings and events are prevalent in organizations of almost every size, industry vertical and geography. The meetings and events space encompasses a broad spectrum of external marketing events, such as customer events, conferences, trade shows and prospect meetings; and internal events, such as sales kick-offs, training seminars, board meetings and companywide gatherings. Enterprises spend an average of 1% to 3% of their revenue on meetings and events, according to 2014 data from BTN Group. Collectively, organizations spent $1 trillion on meetings and events globally in 2018, according to the Industry and Events Council. According to Frost & Sullivan, the total addressable market (“TAM”) for our platform is $29.7 billion, across our Event Cloud and Hospitality Cloud solutions. See “Business—Our Market Opportunity” for a discussion of what is included in our TAM.

Meetings and events are regarded as some of the most effective marketing channels for building engagement with customers, employees and members. External events, whether conducted in-person or virtually, are critical to marketing efforts, as they represent opportunities for enterprises to directly engage with their most important external audiences. Events offer a highly effective way for organizations to maximize engagement throughout the customer journey, helping them to generate and qualify leads, deepen relationships with customers and build brand loyalty and advocacy. According to Forrester, 74% of respondents considered events to be their most important demand generation tactic. Forrester also estimates that events in total comprise approximately 24% of the average organization’s business-to-business (“B2B”) marketing program budget. In addition, internal events aid in employee retention and development, as they offer critical opportunities for HR, training professionals and executive leadership to inspire and motivate their employees through engaging experiences.

In 2020, the meetings and events industry was transformed by the global COVID-19 pandemic, which forced events into virtual environments and accelerated the ongoing digital transformation of the events industry. For virtual events, the event technology is the event venue, video is the primary method of content delivery and virtual attendees create a digital footprint of all of their event engagement that can be captured, analyzed and leveraged to both deliver better event experiences and inform subsequent sales and marketing efforts. Even as the pandemic subsides, we believe virtual events will remain prominent due to their ability to attract and engage vast audiences across the globe.

However, we believe in the post-pandemic world, the fundamental and innate desire to meet in-person will mean that organizations’ Total Event Programs will feature a combination of virtual events, in-person events and hybrid events that offer the benefits of both. The hybrid event model enables organizations to harness the advantages of both in-person and virtual meetings at the same time by reaching both a broader audience and achieving greater levels of engagement across far more attendees, thereby unlocking the potential for maximum return on their events investment.

With three event types now available to organizations, we believe enterprises will host more events, more frequently and with far more registrants, and that they will also significantly expand their event technology spend given the increased complexity of their Total Event Program. For event professionals, planning, marketing and executing an event is a highly complex endeavor that can become inefficient and time-consuming when managed using traditional manual processes, homegrown solutions or disparate point software solutions. This complexity will be further exacerbated by the proliferation of hybrid events which essentially require planners to simultaneously execute two events that are consistent across distinct event delivery models. With events throughout the customer journey now being held across various event types and multiple event delivery models, organizations increasingly need a single system of record to collect and analyze these interrelated account and attendee engagement data points and act on this data, as well as manage the associated meetings spend, enabling them to measure the impact of, and return on, their events investment.

We address these challenges faced by event organizers with our end-to-end Event Cloud platform with solutions to drive live engagement and manage all event types and processes within an organization’s Total Event Program. Prior to an event, event organizers use our platform to identify the appropriate venue within our marketplace, secure competitive proposals from venues, configure an event diagram, evaluate and secure speakers to design an impactful agenda, build an event website with tailored registration and pre-event content, market the event by sending segmented invitations and follow-up reminders, conduct pre-event surveys, manage in-person and hybrid event logistics such as travel and lodging, manage budgets and fee collections and produce broadcast-quality video content that can engage attendees before an event occurs. During the course of an event, our platform enables event marketers and planners to process registrations, check-in attendees, conduct virtual and in-person sessions, broadcast pre-recorded or live sessions for online audiences, facilitate online or in-person appointments and lead capture and manage on-going communication with attendees via an event-specific mobile app. Following an event, exhibitors and sponsors can act on leads collected via our platform, while event organizers can leverage our platform to analyze registration, attendance, attendee engagement, session data and survey responses to measure attendee engagement, content effectiveness and overall event success, as well as provide registrants with web or mobile app access to on-demand video content to keep attendees engaged after an event concludes.

Our platform leverages this proprietary data to generate an engagement score for each attendee. When this data is integrated with an organization’s customer relationship management (“CRM”) and marketing automation system, it can boost existing lead scores and inform the optimal action including sending leads to sales, putting engaged attendees into marketing nurture streams and improving future events. Cross-event analysis also enables organizations to measure the effectiveness of the entirety of their Total Event Program. The ability of our platform to provide organizations with insights into buyer interests across the customer journey across all events has made the event program even more strategic and has positioned event technology as a critical component of an organization’s marketing technology stack.

Group business is a critical component of revenue and income for the hospitality industry. The groups, meetings and event market accounted for approximately 15% of total U.S. hotel room revenue, or approximately $30 billion, in 2017 according to a study by Kalibri, and, among full-service hotels characterized by higher published room rates, group business accounts for 30% to 35% of room nights. Beyond room night revenue, according to that same report, hotels generated another $110 billion from food and beverage, event space, audiovisual support, equipment rental, transportation and other services. We believe that as the hospitality industry seeks to recover from the significant impact of the pandemic, hoteliers and venues will actively seek to drive group meeting business and will turn to digital marketing tools and supporting software solutions to reach buyers globally at scale, to market and sell their event space, services and sleeping rooms.

Our Hospitality Cloud solution offers vertical online marketplaces that connect event organizers seeking event space to hotels and venues. Our platform helps hotels find event organizers and win group business by enabling them to advertise and digitally showcase their event space, and also provides event organizers with tools to search, diligence, negotiate and contract with hotels for that event space. The largest of these marketplaces is Cvent Supplier Network (“CSN”), which connects over 90,000 meeting and event organizers with over 290,000 hotels and venues featured in our proprietary global database as of December 31, 2021. We believe that CSN contains one of the world’s most extensive and accurate repositories of detailed meeting venue information, empowering event organizers to search for, and qualify, potential event sites. We also believe that our marketplace generates significant network effects that simultaneously increase the volume of requests for proposal (“RFPs”), submitted from event organizers and increase the number of hospitality professionals using our system to respond to RFPs.

Our Hospitality Cloud also offers software solutions to hotels and venues that improve the group sales process and streamline collaboration between hoteliers and event organizers to design, manage, and execute events. Our software solutions include, but are not limited to, lead scoring to prioritize group RFPs, three-dimensional hotel tours, event diagramming to collaborate with event organizers on designing optimal and safe event layouts and viewing three-dimensional renderings, room block management to enable event attendees to reserve hotel rooms, business transient solutions that simplify how hotels attract, manage and win corporate travel business and business intelligence solutions to benchmark against internal and targeted competitive metrics.

We sell our platform primarily through a direct inside sales team. For our Event Cloud, our customers enter into annual and multi-year subscriptions to utilize our cloud-based event marketing and management solutions. The amount of these sum-certain contracts is based on a committed annual number of registrants and events across an organization’s Total Event Program. As of

December 31, 2021, we had approximately 11,000 Event Cloud customers. For our Hospitality Cloud, hotels and venues enter into annual and multi-year contracts for group business marketing solutions and software. As of December 31, 2021, we had approximately 10,000 Hospitality Cloud customers.

The structure of our platform allows us to employ a land-and-expand business model, where customers grow their spend with us over time. As our Event Cloud customers grow their Total Event Program by launching new types of events, running more events and attracting additional registrants to their events, their contracts are typically renewed at higher annual values. Additionally, customers purchasing our platform to replace certain homegrown or multiple disparate point solutions may initially purchase only one or a few of our solutions. As those customers recognize the value of an integrated platform, they typically expand their footprint over time. As of December 31, 2021, December 31, 2020 and December 31, 2019 our net dollar retention rate was 101.0%, 89.2%, and 108.4%, respectively, with the decline in 2020 primarily due to impact of the global COVID-19 pandemic in 2020, and the increase in 2021 primarily due to the lessening impact of the global COVID-19 pandemic in 2021 and the adoption of our new virtual solution, Attendee Hub. See the section titled “Key Business Metrics” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding our net dollar retention rate.

On December 8, 2021, we consummated the business combination (the “Reverse Recapitalization Transaction”) with Dragoneer Growth Opportunities Corp. II., a Cayman Islands exempted company and the predecessor company of the surviving company following the Reverse Recapitalization Transaction (“Dragoneer”) as contemplated by that certain Business Combination Agreement, dated as of July 23, 2021 (as may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). See the section titled “Reverse Recapitalization Transaction” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report for more information regarding the Reverse Recapitalization Transaction.

Impact of COVID-19 on Operating Results

COVID-19 was declared a global pandemic by the World Health Organization in March 2020. Many governments instituted lockdowns or other similar measures to slow infection rates. In response to COVID-19, as many other companies have done, we required substantially all of our employees to continue to work remotely; implemented travel restrictions; and postponed or canceled our in-person customer, industry and employee events, and converted other events to virtual-only experiences.

The global COVID-19 pandemic significantly impacted our ability to sign new or renew existing clients. Our customer count declined 19.3% as of December 31, 2021 as compared to December 31, 2020. Further, the global COVID-19 pandemic significantly impacted our ability to sign new clients, and to upsell to and renew contracts with our existing clients, starting in March 2020. Despite these challenges, total revenue for the year ended December 31, 2021 increased $20.1 million, or 4.0%, compared to the year ended December 31, 2020. The extent to which the global COVID-19 pandemic affects our business will depend on future developments in the United States and around the world, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic and different COVID-19 variants, new information which may emerge concerning the severity of COVID-19 and the actions required to contain and treat it, among others. Although the ultimate impact of the global COVID-19 pandemic on our business and financial results remains uncertain, a continued and prolonged public health crisis such as the global COVID-19 pandemic could have a material negative impact on our business, operating results and financial condition. See Part I, Item 1A. “Risk Factors — The effects of the global COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain” included elsewhere in this Annual Report for more information.

Industry Trends and Opportunities

Event Cloud

Increased Importance of Meetings and Events to Chief Marketing Officers During and After the Pandemic. Meetings and events offer opportunities for enterprises to engage directly with their customers for extended periods of time, and as a result, can represent some of the most effective and highest value touchpoints along the entire customer journey. With the growth in virtual and hybrid events, the opportunities to use events to directly engage with a larger audience has grown significantly. Marquee events such as user conferences and tradeshows present companies with significant marketing and sales opportunities, providing a forum to engage with hundreds or thousands of their prospects, customers and partners in attendance. As a result, meetings and events can represent one of the enterprise’s most influential marketing channels. According to Forrester, 74% of respondents considered events to be their most important demand generation tactic.

Due to their importance to the customer journey, meetings and events can be a significant component of the marketing efforts for any organization. Forrester also estimates that events in total comprise approximately 24% of the average organization’s B2B marketing program budget. Given the significance of the associated spend, the ability of events to generate engagement to showcase buyer interests, and event’s expected direct impact on sales pipeline, we believe that chief marketing officers and other C-suite executives will have a heightened interest in their success and effectiveness.

Increased Importance of Internal Meetings and Events to Engage Employees. In a world characterized by increasingly distributed workforces, organizations will rely more than ever on events, whether in-person, virtual or hybrid, to engage and retain employees who will now have fewer daily in-person interactions. With the option to host virtual and hybrid events, we believe employers will host events more frequently to enhance employee engagement, facilitate networking opportunities, help establish and maintain company culture, attract and recruit new employees, offer immersive opportunities for career development and lower attrition. As companies look to provide differentiated workplace experiences to attract and retain top talent, we believe internal events will become even more important to HR and other C-suite executives.

Fundamental Shift to Virtual and Hybrid Event Environments. Prior to the global COVID-19 pandemic, the meetings and events industry was principally dominated by in-person events, including customer events, user conferences, industry trade shows and group meetings. Virtual events were typically characterized by limited scope, small audiences and undifferentiated content. Existing solutions for hosting these virtual events were generally built for one-way interactions, offered limited engagement opportunities and often were not integrated into a company’s broader marketing technology stack.

However, the global COVID-19 pandemic necessitated the complete reimagining of virtual events, as event organizers swiftly moved their historically in-person cornerstone events to entirely virtual environments. This virtual event environment, whereby the technology itself is the event venue, has fundamentally increased the role and mission-criticality of event marketing and management solutions. Enterprise scale events cannot be held virtually without a software platform designed to enable enterprises to build immersive, interactive and seamlessly branded experiences, run multiple simultaneous live or on-demand sessions, facilitate attendee interaction, capture attendee, exhibitor and sponsor data and maximize engagement throughout the entirety of the event. When event technology is the venue, virtual platforms must be secure, scalable and stable or risk an entire event being compromised, delayed or cancelled.

When the impact of the pandemic subsides, we expect that in-person events will return as a critical component of the events landscape, due to their unmatched ability to drive face-to-face engagement, networking, loyalty and overall business impact. However, following the success of the virtual events held throughout the pandemic, we believe many of these in-person events will become hybrid events that prominently feature virtual components to enable event organizers to maximize audience reach and engagement. We believe that while companies will continue to host standalone in-person and virtual events, the hybrid event model will become the industry standard, enabling event organizers to experience the benefits of both from a single event and maximize the return on their events investment. We also believe that the increased value proposition of a larger Total Event Program led by hybrid events will drive event organizers to host more events, more frequently, attracting more attendees, and thus increasing their total event technology spend.

Accelerated Adoption of Event Technology to Automate Highly Complex Planning Process. Organizing and executing a meeting, event, or conference is a highly complex process, involving a multitude of discrete tasks that are often tedious, manual and very costly. For example, in order to research and secure venues prior to its start, manage logistics during the event and analyze interaction data and facilitate attendee follow-up after the event, event organizers have often used an inefficient and disparate combination of tools, including general internet search engines, event magazines, telephone calls, spreadsheets, emails and internally developed systems. In addition, event organizers must coordinate with various internal stakeholders, including individuals in marketing, sales, travel, human resources, training and development and operations, as well as a broad range of external stakeholders, including the event venue operator, service providers, registrants and attendees, speakers, exhibitors and sponsors. The various stakeholders each require different information and communication strategies.

While many enterprises have embraced digital transformation by investing in enterprise software to automate workflows, streamline business processes and enable data collection and analysis for several departments, including finance, sales, marketing, expense management and human resources, organizations have generally not made similar investments in event technology to manage and automate the activities of event organizers and their Total Event Program.

The transition to virtual events during the global COVID-19 pandemic, and the need to effectively manage a combination of in-person, virtual and hybrid events, has resulted in new complexities in managing a Total Event Program. While hybrid events offer significant flexibility to attendees, they add incredible complexity to the organizer, as they require the delivery of two different, but consistent experiences over one event for all parts of the event lifecycle. We believe that this increased complexity has resulted in an inflection point that will accelerate the digital transformation of the event management space.

Some event organizers have attempted to address these challenges with external point solutions or internally developed tools that we believe do not give them direct control over the attendee experience, are not built to deliver engaging experiences and do not provide access to real-time, actionable data. Moreover, these tools and point solutions do not address the entire event lifecycle or the full range of event delivery models. As a result, these organizations may struggle to effectively plan, manage, measure and improve their events, which may reduce or eliminate the associated sales and marketing benefits. We believe these challenges will lead organizations to embrace and expand their use of event technology to harness the full potential of their Total Event Program.

Challenge of Managing All Event Delivery Models to Unlock Actionable Insights Across a Total Event Program. With the emergence of virtual and hybrid events, event organizers must now manage a Total Event Program consisting of multiple events across all event delivery models. Over the course of a customer’s journey from initial awareness to closing of a sale, an enterprise may interact with that customer through an in-person industry trade show, a virtual webinar, an in-person seminar, a hybrid roadshow, an in-person prospect development event, a hybrid user conference and a virtual customer event, among other interactions. For any given event, interaction and engagement data helps to provide a more accurate view into that customer’s interests and intent.

When combined across all of the events in a Total Event Program, this engagement data can deliver actionable insights into the optimal action in that customer’s journey, helping organizations identify leads and advance sales opportunities. Some event organizers may attempt to manage their Total Event Program and attendee data with an array of disparate point solutions designed for a specific event delivery model, like virtual only or in-person only, or designed only for a specific portion of the event lifecycle, such as registration, a mobile app or onsite check-in. However, these point solutions leave attendee engagement data isolated in silos and typically lack the functionality for executing events across event delivery models, as well as the integration and data sharing capabilities to create a single system of record for the Total Event Program. We believe the inability to put together a full and clear picture of interest will lead organizations to use one event technology platform that can show prospect and customer intent across the Total Event Program.

Broad Range of Channels to Engage with Attendees throughout the Event Lifecycle. Communication with attendees throughout the event lifecycle is critical and event organizers utilize a wide variety of mediums to reach their intended audience, including email, online advertising, text messaging, virtual chat messaging, social media platforms and video content. Event organizers also engage with attendees through mobile event apps and, for virtual events, through the virtual event venue. Event organizers leverage these channels to market their event prior to its start, increase engagement through gamification, share event-related information in real-time, establish interactive online attendee networks and communities during the event and connect with attendees following the event to continue attendee engagement and solicit valuable feedback essential to future event planning and sales follow-up. However, we believe many event organizers struggle to maintain consistent messaging and branding across the numerous channels through which they are interacting with attendees. Marketers and planners require a comprehensive cross-channel platform to help them interact with attendees throughout the event lifecycle across the customer’s entire journey in one consistent voice.

Events to Provide Long-term On-Demand Content that Will Extend the Life of Events and Greatly Impact the Buyer’s Journey. Events provide the opportunity for organizations to engage with their attendees before an event and extend engagement with attendees after an event concludes, through on-demand video and content marketing incorporated into their virtual elements. During the pandemic, organizations utilized virtual events to drive audiences to digital video content that could be easily accessed before the event, during the event and on-demand after the event. The combination of events and content on video platforms gives organizers the ability to create an environment where events are no longer constrained by specific event dates, creating opportunities for engagement before, during, and after an event concludes.

Need for Greater Visibility into Meeting and Event Spend and Return on Investment. Enterprises have increasingly adopted software platforms to provide visibility into areas of spend throughout the organization. However, companies have historically lacked a cloud-based solution to centrally monitor and manage the spend associated with their meetings and events. As event planning and execution is often not limited to one department or one specific role and, in our experience, planners are typically not required to seek advance approval for event, meeting and conference expenses, organizations have very limited visibility into and control over the level and allocation of event spend. With an accurate picture of spend, planners are able to calculate the return on their meetings and events investments.

As meetings and events budgets have grown, enterprises are adopting event marketing and management software to help them assess the aggregate spend, make the event process more efficient and leverage spend data in vendor negotiations. With an accurate picture of spend, event organizers are able to calculate the return on their meetings and events investments. This analysis can in turn be used to justify additional events spend, particularly as event organizers seek to expand their Total Event Program with hybrid and virtual events. Event spend management can also ensure that events are effectively designed, organized and managed to meet targeted objectives. For example, certain event organizers in more regulated environments, such as pharmaceutical sales, face comprehensive regulatory requirements, like reporting on spend per Health Care Professional, that are not easily manageable with manual processes.

Hospitality Cloud

Fiercely Competitive Hospitality Landscape Exacerbated by Pandemic. In normal operating environments, hotels generate revenue from three primary types of business: leisure travel, business travel and event and group business. Meetings also drive hotel revenue from food and beverage, event space, audiovisual support, equipment rental, transportation and other services. According to a

2017 study by Kalibri, hotels generated approximately $30 billion in room revenue from group business plus another $110 billion from food and beverage, audiovisual support, ground transportation and other services. Additionally, event attendees are typically hotel guests that may utilize the hotel’s restaurants, shops, spas and other paid amenities. Given the highly profitable nature of events and group meetings, competition to attract and win this business has increased significantly among hotels. With the global COVID-19 pandemic temporarily reducing the overall demand for hotel business and creating excess supply, hoteliers looking to recover from the pandemic have further increased competition between hotels to attract this highly coveted events and group meetings business.

Underinvestment in Group Meetings Business. Event organizers can be found across a broad range of departments, including marketing, sales, travel, human resources, training and development and operations, and have a wide variety of titles. Due to this decentralized and non-standard nature of event planning within enterprises, hoteliers often find it challenging to identify highly qualified leads and accurately market to the professionals responsible for planning meetings and events within most organizations. As a result of this challenge and the typically heavy manual effort involved, hotels generally underinvest in sales and marketing efforts to solicit and generate this group meetings business, despite its critical importance to drive revenue. Without an effective way to conduct outbound marketing, hotels must rely on less targeted marketing tactics or on inbound leads to solicit interest and generate events and group meetings business. We believe that hotels and venues that leverage scalable technology solutions, such as ours, that are built for their target audience are better positioned to attract more business and increase their return on marketing spend.

Need to Digitize and Automate Highly Manual RFP and Group Business Processes. In searching for a venue, event organizers often submit inquiries and bids to hotels in a variety of formats, including emails, phone calls and PDF, Word or Excel files. In responding to these requests, many hoteliers and venue operators rely on a variety of generic business tools including word processing applications, spreadsheets and scanned documents. This non-standard process results in increased time and cost associated with an RFP for both parties. In managing confirmed group meetings business, hoteliers and event organizers also typically leverage these generic tools to gather guest data, book rooms and organize room reservations. In our experience, these tools increase the time and cost burden of the process, often increase the chance of data entry error and could heighten the risk of data privacy issues. As hotels look to streamline efforts and ensure compliance, additional technology solutions will be required.

Need to Showcase Meeting and Event Space in a Virtual Environment. Traditionally, hoteliers and venue operators have showcased their properties to event organizers with in-person site visits. However, even before the pandemic, hoteliers had begun to utilize virtual tools to showcase a property and visualize different floorplan layouts as organizations looked to reduce spend and streamline the event planning process. The pandemic has further accelerated the trend of online and virtual sourcing, to the extent that many event organizers now expect online site tours and interactive floorplans and event diagrams to be a standard offering.

Need for Group Business Intelligence to Compete More Effectively. Given the highly profitable nature of group meetings business, the competition to attract and win this business has increased significantly among hotels. In order to uncover new areas of opportunity and generate leads, hotels and venue operators need to leverage data to evaluate their performance in this segment. Business intelligence can provide insights into RFP trends, response activities, win ratios, pace against expected demand, and other key performance metrics. Business intelligence also enables hotels and venue operators to evaluate their group performance relative to their competition and to identify opportunities for improvement.

Key Benefits of Our Solution

Event Cloud. We provide event organizers with a comprehensive platform to drive live engagement and manage the entire lifecycle of meetings and events across their Total Event Program, which includes virtual, in-person, and hybrid events. Our cloud-based platform delivers event organizers the following benefits:

•
Increase Efficiency by Automating Key Processes throughout the Event Lifecycle. Our event marketing and management solutions enable enterprises to automate workflows and streamline labor-intensive business processes associated with organizing, marketing and executing meetings and events. For venue selection, our CSN venue-sourcing tool enables event organizers to quickly search for suitable venues, send RFPs, and compare the resulting bids side-by-side, allowing them to more rapidly identify, contact and negotiate with potential venues. Our solution also enables event organizers to produce highly sophisticated and fully customized event websites and virtual event experiences without any professional web-design or back-end coding needed. We offer a sophisticated site builder featuring a simple drag-and-drop interface, automated validation for best practices, logic checks and link checks, version history control and responsive design. Once built, these websites can be cloned and lightly edited to create new events in minutes. In addition to these processes, our solution also automates a number of traditionally manual processes throughout the event lifecycle, including processing online registrations and payments, collecting attendee information and preferences, creating custom schedules for attendees and automatically updating attendees of schedule changes via an event-specific mobile application. In the wake of the global COVID-19 pandemic, event organizers are able to deliver safer in-person events with our diagram check tools that provide accurate spacing of event floorplans and via contactless event and session check-in and lead capture products. Our platform automates many of the daily tasks of an event organizers, leaving them with more time to focus on other core valuable activities.

•
Increase Meeting and Event Attendance. Our event marketing and management solutions allow organizations to maximize registration and attendance at events across their Total Event Program. Our integrated event marketing solution empowers event organizers to develop sophisticated, multi-channel marketing campaigns to efficiently and effectively reach a large audience with their event promotions. The campaigns can be tailored to reference personal event attendance history and can be differentiated per each audience segment. Our robust contact management functionality enables event organizers to simplify and automate the process of collecting and maintaining accurate contact information by integrating with an organization’s existing marketing and CRM databases, while also allowing prospective attendees to seamlessly provide their most up-to-date contact information during the event registration process. Once organizers attract prospective attendees to their event website, our advanced registration features such as early bird discounts, coupon codes and dynamic registration paths, permit organizers to customize offerings based on their separate attendee segments and event goals. By offering integrated solutions for marketing and event registration across all event delivery models, we believe we help event organizers maximize the overall attendance and impact of their events.

•
Enhance the Attendee, Sponsor, Exhibitor and Host or Venue Experience. We believe our platform enables event organizers to deliver a better overall event experience for all those who attend or support the event including general attendees, sponsors and exhibitors, as well as the host venue. Whether an event is in-person, virtual or hybrid, our platform helps to create an experience that is more engaging, interactive and impactful. For example, in a virtual environment, attendees can network and engage with their peers through live chat, engage session speakers through live polling and Q&A and view presentations live or on-demand based on a catalog of recommended sessions aligned to their preferences. For an in-person experience, sponsors and exhibitors can derive more value from the event through gamification and reminders to schedule one-on-one appointments via a mobile event app. Pre- and post-event surveys allow all stakeholders to share insights that can be used to improve future events. For all delivery models, we believe our technology enhances the overall stakeholder experience and drives deep engagement, which leads to higher attendee satisfaction and increased attendance at future events, resulting in more business for the organizer.
•
Create, Measure and Act on Attendee Engagement to Increase Sales Pipeline. We believe our solutions enable event organizers to create events that maximize engagement points across the event lifecycle and collect and analyze this data across their Total Event Program. Engagement data includes: event attendance; session attendance, including time spent in virtual sessions; product and trade show booth visits; appointments attended; survey responses; polls taken; questions submitted via Q&A; and participation in chat, among others. Our platform synthesizes all of these attendee actions into a single attendee engagement score. Virtual and hybrid events enable organizations to track millions of attendee interaction points, including in-person activity that hadn’t historically been digitized, and virtual attendee activity. When our attendee engagement scores are correlated with data from marketing automation and CRM systems, event organizers receive the clearest, most complete picture of customers and prospects that can be used to determine the next-best actions in the customer journey.
•
Track, Manage and Measure Event Expenditure to Measure Return On Investment (“ROI”) of Events. As event planning and execution is often not limited to one department or one specific role and, in our experience, event organizers are typically not required to seek advance approval for associated expenses, organizations have very limited visibility into and control over the level and allocation of event spend. Our solution streamlines, automates and enhances event planning processes to provide end-to-end visibility into all corporate meetings and events. Our software enables the tracking of all meeting processes and data by compiling sourcing data from CSN, attendance data from our event marketing and management solutions, budget data from event organizers, actual expenditures from credit card platforms and expense data from platforms such as Concur. Our software acts as the system of record for all event processes, spend, engagement data and data privacy and security program compliance to provide visibility into budgeting, saving users time, de-risking spend and enabling the measurement of event ROI.

Hospitality Cloud. We provide hotels and venues solutions to market their event space to attract event organizers and gain RFPs, manage leads through the sales process and measure performance against internal and external metrics. Our marketplace and software deliver hoteliers and venue operators the following benefits:

•
Market to Event Organizers to Increase Events and Group Meetings Business Revenue. Hoteliers and venue operators leverage our online marketing solutions to target event organizers looking for event space. Due to the tens of thousands of event organizers that we drive to our sourcing networks, our solutions make it easier for hoteliers and venue operators to market to relevant, hard-to-identify event organizer personnel within organizations, which we believe results in an increased number of sales leads and converted event and group meetings bookings. We believe that compared to other marketing channels, this represents an extremely scalable, cost-efficient way to win event business and increase revenue.

•
Enhance Productivity and Efficiency Through Automation. We enable hoteliers and venues to automate and standardize the process by which they receive and respond to RFPs from event organizers. We provide a standardized framework that enables hotels and venues to pre-populate many responses, so their employees can respond to RFPs quickly and accurately. With hoteliers and venue operators having reduced workforces in response to the global COVID-19 pandemic, our solution empowers them to automate marketing and sales processes to drive efficiency with fewer resources. In addition, hoteliers and venue operators leverage our software solutions to automate the entire group lifecycle beyond the sourcing process. For example, hotels utilize Lead Scoring to prioritize and assign RFPs and Passkey to manage group room blocks and process room reservations more efficiently and securely.
•
Strengthen Collaboration Between Hoteliers and Event Organizers. Our solution enables hoteliers and venue operators to showcase their event spaces virtually in three dimensions and collaboratively design safe event layouts in real-time with event organizers, helping to streamline processes that were often manual, time consuming and ad-hoc.
•
Better Analyze Operational Results through CSN Business Intelligence. Hoteliers and venue operators can closely monitor the volume of prospected and closed business received through CSN, as well as our other sourcing platforms, enabling them to more effectively measure their return on marketing investments. Managers can also improve the performance and productivity of their sales representatives by monitoring responsiveness to RFPs, tracking successful bids and benchmarking their performance against internal and targeted competitive metrics. Our CSN Business Intelligence is also available to chains, brands and hotel management companies to help them measure, evaluate and improve the performance of the properties in their portfolios.

Our Competitive Strengths

We believe that the following strengths provide us with sustainable competitive differentiation relative to our competitors:

One Platform to Drive Live Engagement and Take Action Across the Total Event Program. Our platform enables organizations to manage and execute internal and external events of all sizes, complexities and delivery models. For external customer-facing events, we power events that a company hosts, as well as conferences and trade shows that a company attends as an exhibitor or sponsor. Our platform serves as a single system of record for the Total Event Program, enabling event organizers to maximize, collect and take action on attendee registration and engagement data before, during and after events. This centralized repository of data collected from attendee interactions across multiple events throughout the customer journey delivers actionable intelligence on the interests and preferences of an organization’s customers and prospects. We believe that our ability to offer an integrated platform that maximizes live engagement across a full suite of event marketing and management solutions for in-person, virtual and hybrid events is a key competitive differentiator when compared to competitors offering point solutions for specific processes or event delivery models.

Management of the Entire Event Lifecycle. We offer an integrated, end-to-end, cloud-based platform that addresses the entire lifecycle of meetings and events of every type and delivery model. Our platform offers solutions for every aspect of an event from event inception to post-event follow-up. Companies using point solutions are required to cobble together disparate products and data silos from across the event lifecycle to manage a single event. Importing and exporting data into and out of multiple systems creates data integrity concerns and potential risk as it relates to privacy laws. Our platform approach enables organizations to streamline the workflow for managing all elements of an event, and results in a more fluid, branded, secure and engaging experience for attendees.

Large Online Marketplace. We believe that CSN is a valuable resource for both components of the meetings and events ecosystem — marketers and event planners and hoteliers and venues — due to its:

•
Depth and Breadth of Venue Profiles. Our proprietary network includes detailed event space profile information on over 290,000 hotels and other venues as of December 31, 2021. CSN enables planners to conduct searches and filter results based on over 200 characteristics and criteria per hotel profile. For example, planners can narrow their search based on a variety of factors, including the number of hotel sleeping rooms or meeting rooms, meeting room size or ceiling heights, meeting room capacity based on customized layouts, hotel amenities, available promotions and distance from the airport. Once an event space is identified, CSN enables planners to visit some venues virtually via three-dimensional models. A portion of the underlying event data is submitted by the hotels and venues and a portion is researched by our expert team, which has created an extensive data set with an exceptional level of detail and granularity. Our team of customer-facing staff maintain relationships and work with the venues to keep their information up to date and enhance the data richness of CSN. The size and accuracy of our database is of critical importance to planners and sets CSN apart.
•
Billions in RFP Value. During 2019, planners sourced approximately $18.1 billion in RFP value through our sourcing tools, including CSN. Even as the global COVID-19 pandemic forced the cancellation of in-person events, planners sourced approximately $8.8 billion in RFP value during 2020 and approximately $9.1 billion in 2021. This network effect also helps us continue to increase our brand awareness, leading to increased sales of our event marketing and management solutions. For hotels that manage the largest number of properties, we believe that by offering a global marketplace for both sides of the events ecosystem, CSN is a critical external lead generation channel for event and group meetings business.

•
Integration with Hotels. As of December 31, 2021, we are directly integrated with the back-end sales and catering and IT systems of more than 40,000 hotels, reducing manual data entry by hoteliers and enabling a more efficient RFP response process. We believe this level of adoption and back-end IT system integration from our hotel partners is further evidence of the value hoteliers and venues derive from CSN.
•
Powerful Network Effects Across the Events Ecosystem. By connecting both sides of the meetings and events ecosystem, CSN generates significant network effects. As more hoteliers and venue operators list and market their properties on the CSN, it becomes more valuable to event planners and marketers sourcing venues for their events. Increased usage by event planners increases the volume of RFPs delivered to hotels and venues, thereby increasing the value we deliver to hoteliers and venue operators and causing more hotels and venues to list their properties on the network.
•
Efficiency for Planners. Planners use CSN, generally at no cost, to search for venues, request price quotes and proposals from hotels and venues and compare proposals to identify the venue that best meets the specialized needs and requirements of their event. The vertical nature of CSN makes it a highly relevant and effective tool for planners in identifying an appropriate venue. CSN also provides substantial time savings benefits, as planners can quickly evaluate an extensive network of potential hotels and venues and receive rapid responses from a selected shortlist.
•
Lead Sourcing for Hoteliers and Venue Operators. Hotel and venue operators list their event spaces, generally at no cost, on CSN in order to receive and respond to event proposal requests from planners. Our ability to connect hoteliers and venue operators with high quality leads makes us an essential resource for hoteliers and venue operators and has resulted in a significant volume of RFPs processed. In part due to the extensive scope of our marketplace, many hotels have integrated CSN into their core back-end IT systems.

Relationships with Meeting and Event Planners. Unlike personnel in traditional, clearly defined departments, planners can often be based within a wide range of corporate departments, such as marketing, sales, travel, human resources, training and development and operations. Professionals ranging from marketing managers to sales representatives to executive assistants are tasked with organizing and executing meetings and events. Given the periodic nature of events, in many cases event planning falls outside of the scope of their day-to-day responsibilities and these professionals dedicate only a portion of their time to event planning. Through our more than two decades supporting the events industry, we have developed a substantial, internal, proprietary database of professionals who we believe are involved in meeting and event planning activities within their organizations. Given our industry prominence and the millions of events we have powered throughout our history, we have deep domain expertise on how to maximize event success, and we create thought leadership content that we promote to our database and through digital marketing. Each year, we engage with an increasing number of industry professionals, allowing us to build new relationships and continue to grow our prominence in the industry.

Recurring Revenue Model. Our business model is highly recurring with annual or multi-year subscriptions under sum-certain contracts. Given the number of multi-year contracts, we have strong visibility into and predictability of future revenue, as well as resiliency, as evidenced by our performance during the early stages of the pandemic. Contracts for our Event Cloud solution range from one to five years in length. These contracts generally include subscription fees for licensed modules, which are based on volume commitments aligned with the registrations and events anticipated across the customer’s Total Event Program. Our Event Cloud contracts typically include overage fees for usage beyond the specified registrant and event amounts. We also sell our Hospitality Cloud solutions to hoteliers and venue operators through annual or multi-year contracts, which typically range from one to three years. These contracts typically include subscription fees for our marketing placements and licensed software modules. The predictability of future revenue allows us to more confidently invest in R&D so we stay on the forefront of technology innovation.

Investment in Product Innovation. We have a team of over 1,300 in Client Services as of December 31, 2021 that actively collect daily feedback and enhancement requests from our wide and varied user base. We also host an online Cvent Community where thousands of users go to ask questions, network with peers and provide suggestions and feedback on future product direction. Our team of over 1,100 employees as of December 31, 2021 working in research and development operate in an agile development environment and are able to release new feature capabilities and modules on a weekly basis that we believe address the rapidly evolving needs of the industry. Additionally, we place high value on and invest significantly in information and cloud platform security. We believe that relative to our competitors, we have a faster pace of innovation, deeper dedication to security, compliance and data privacy and larger investment in next-gen technology that will further strengthen our solutions, especially for virtual and hybrid events.

Global Scale of Operations. With approximately 4,300 employees around the world as of December 31, 2021 and offices in eight countries, we are positioned to both support our growing global user base and enter into new markets. By hiring regional experts, we are able to strategically expand our market presence by tapping into the characteristics of the local marketplace, which in turns helps us build stronger relationships and rapport with those customers. To further support our global scale, we also maintain extensive operations in India, with approximately 2,100 employees based in our Indian office as of December 31, 2021. Every department within the organization has employees in India. Our Indian operations enable us to achieve important business objectives including: (i) near-continuous research and development and customer service operations; (ii) expanded international sales and marketing reach worldwide; and (iii) development and maintenance of our proprietary databases of venues and hotels. In addition, the majority of our marketing personnel for the Asia-Pacific, Europe, Middle East and Africa regions are based in our India location. Finally, we leverage our India-based personnel to expand and maintain our massive repository of detailed and in-depth venue information, consisting of over 450 million square feet of event space across over 290,000 venues as of December 31, 2021. Our Indian operations enable us to benefit from the labor and infrastructure cost advantages of the region and to accomplish many critical business tasks in an efficient and cost-effective manner. We established our India operations initially for cost savings, have expanded our presence in India due to its value proposition, and we continue to invest in India for innovation.

Our Market Opportunity

Meetings and events represent one of the most effective ways for organizations to engage, educate and motivate their target audiences. This value proposition is why meetings and events are often regarded as some of the most effective and best funded marketing strategies, and why they are critical to effective internal employee engagement.

While meetings and events have always been important, the accelerated digital transformation of the events industry driven by the global COVID-19 pandemic has given rise to a new events landscape where a combination of virtual, in-person and hybrid events will proliferate in the marketplace. In this new landscape, organizations are able to reach larger audiences, engage with greater frequency and deliver differentiated experiences. Event technology will be critical to engaging with event attendees and managing all processes needed to plan, promote and execute events across a Total Event Program and to providing a single system of record for all event data.

Our platform delivers a single system of record for organizations to manage their Total Event Program, regardless of venue—in-person, virtual or hybrid—and regardless of audience—internal or external. Our platform enables customers to not only drive engagement, increase efficiency and scale their Total Event Programs, but also to integrate these solutions into their broader engagement and marketing strategy. According to Frost & Sullivan, the TAM for our platform is $29.7 billion, across our Event Cloud and Hospitality cloud solutions.

Cvent Event Cloud. According to Frost & Sullivan, the annual TAM for the Event Cloud is $25.6 billion worldwide. The TAM was calculated by first estimating the total number of organizations that our platform and products address, segmented by size of employee base and organization type, including corporate and non-corporate, based on the 2017 Statistics of U.S. Businesses and 2020 U.S. Census Data. Addressability assumptions were then applied by segment and band based on our experience in the market. An estimated annual value was then applied to each band of organizations based on survey responses related to spend on event technology. The total number of companies within each band was then multiplied by the calculated annual value for that band. The aggregate calculated value represents the current annual estimated market opportunity of $14.1 billion and $11.5 billion in the United States and Rest of World, respectively.

Cvent Hospitality Cloud. According to Frost & Sullivan, the annual TAM for the Hospitality Cloud is $4.1 billion. The TAM is calculated by first estimating the total number of hotels with meeting space, segmented by geography, market tier, and banded by total square footage of meeting space. Addressability assumptions were then applied by segment and product based on our experience in the market. An estimated annual spend was then applied to each band of hotels and venues based on survey responses related to spend on group marketing in digital channels. The total number of hotels and venues within each band was then multiplied by the calculated annual value for that band. The aggregate calculated value represents the current global annual estimated market opportunity of $4.1 billion.

Our Growth Strategy

Key elements of our growth strategy include:

Expand Our Customer Base by Adding New Marketers, Planners, Hotels and Venues. We believe that with the emergence of virtual and hybrid meetings, and the accelerated digital transformation of the events industry, organizations will host more events, with more attendees, and will have a greater need for event technology. Organizations will require a single platform capable of driving live engagement and managing all of their events, which will further increase the demand for our solutions. We believe a significant portion of organizations that have had to embrace virtual events during the pandemic have seen the promise of event digitalization and will no longer rely on homegrown tools and manual processes to manage events.

We also believe there is a significant opportunity to increase our penetration into hotels and venues. As the pandemic abates and in-person events return, group meetings business will again represent a significant component of hotel revenue. We believe that hoteliers seeking to recover their group meetings revenue will increasingly seek out technology solutions to market their venues and generate incremental business. With hoteliers and venue operators operating with reduced workforces in response to the global COVID-19 pandemic, our solution enables them to automate marketing and sales processes to drive efficiency with fewer resources.

Facilitate Upsell and Cross-Sell Activity Within Our Event Cloud Customers. Our Event Cloud consists of multiple solutions for marketing and managing enterprise meetings and events. As of December 31, 2021, 49.6% of our Event Cloud customers have subscriptions to more than one of our solutions. We believe there is a significant opportunity to cross-sell additional solutions such as Onsite Solutions, Lead Capture, Appointments and Attendee Hub to power the virtual attendee experience and the mobile event app and many other add-on modules within our existing base of approximately 11,000 Event Cloud customers as of December 31, 2021. As the meetings and events ecosystem shifts toward a combination of in-person, virtual and hybrid events, we believe that organizations will derive even greater value from a platform that drives engagement and enables the seamless management of their Total Event Program. We also believe that the expanded reach and effectiveness of virtual and hybrid events drive growth in both the number of events and the number of registrants, and that these customers will expand their usage of the Event Cloud over time. As a result, we believe that our renewing Event Cloud customers are likely to increase their overall contract value through both larger Total Event Programs and the adoption of additional solutions. Additionally, we believe that we can cross-sell new subscriptions or additional functionality to the over 90,000 planners that have access to the CSN free of charge, some of whom also have paid subscriptions to our other Event Cloud solutions.

Facilitate Upsell and Cross-Sell Activity Within Our Hospitality Cloud Customers. Our Hospitality Cloud solution not only connects hotels and venues with tens of thousands of planners, but also provides a suite of products to market their venues and manage sales and operations of their group business. We continue to expand our inventory of marketing placements and add specialized tiers for hotels and venues to purchase. As we add these new capabilities, we believe that hoteliers and venue operators will leverage our marketplace offerings to reach buyers at scale and expand the use of our platform to manage the marketing, sales and operations of their group meetings business more efficiently and profitably.

Expand Our Marketing Lead Generation, Direct Salesforce and Go-to-Market models. We intend to continue investing in sales and marketing to expand our direct salesforce and increase our reach in the marketplace. We believe these investments will drive leads, expand our sales coverage and improve the efficiency and efficacy of our sales efforts. We are also investing in our partnerships, where we have strategic relationships with industry groups, technology providers and event and travel management companies. We will continue to develop other strategic relationships that both complement our existing sales reach and enhance the value proposition we provide to our customers.

Expand Our International Footprint. We believe there is significant opportunity to expand globally and increase our revenue derived from outside of North America, which accounted for 13.3% and 12.3% of total revenue for the years ended December 31, 2021 and 2020, respectively. In our experience, the adoption rate of technology outside North America has typically lagged North American adoption. For example, with respect to the Hospitality Cloud, while our hotel and venue listings represent approximately 61% of the total venues in CSN as of December 31, 2021, only a small percentage of our RFPs are sent to these international hotels and venues. If the volume of international meeting RFPs on the CSN increases, we expect our international revenue to expand. We opened our first European sales office in London in May 2013 to support our international expansion, and we now have sales offices in eight countries across North America, Europe, APAC and the Middle East.

Extend Our Product Leadership and Introduce Additional Solutions to Our Platform. We have invested significantly in research and development to build and improve our platform over time. The strength of our platform and solutions has helped to solidify our position as a leading cloud-based platform for enterprise event marketing and management and hospitality solutions. We have added additional products and features over time and regularly implement updates and improvements to our platform in order to improve our competitive position relative to competitors, meet the needs of our customers and to improve the event experience for all stakeholders in the event ecosystem. We also intend to opportunistically acquire companies that we believe have solutions that extend the capabilities of our platform and can readily be put through our existing sales and marketing distribution channel.

Our Platform

We offer a software-as-a-service platform focused on the event and hospitality industry. Our platform is comprised of two parts: the Event Cloud and the Hospitality Cloud. Our platform drives live engagement across the Total Event Program for corporations of all sizes, as well as for associations, universities, non-profits, governmental entities and others. Additionally, our platform enables marketers and event planners to organize all types of events that comprise a Total Event Program, whether virtual, in-person or hybrid, with solutions for the entire lifecycle of each individual event. Our platform also provides a comprehensive marketplace that connects planners with hotels and venues.

Event Cloud

The Event Cloud is a portfolio of event marketing and management solutions that enables marketers and planners to maximize engagement and ROI from their virtual, in-person or hybrid events (including webinars), while automating and simplifying the management of each stage of the event lifecycle. Our solutions can be deployed independently or together as a cohesive and fully integrated platform.

For marketers, we offer a single platform to maximize live engagement across the event channel, with powerful tools to reach, engage and convert their virtual, in-person and hybrid attendees into customer leads and sales. Our platform provides marketers with a robust set of automated and personalized audience generation tools to help them attract more virtual and in-person audiences to their events. Before, during, and after the event experience, our platform offers engagement features that allow marketers to capture attendee interest across numerous individual engagement points. Our platform captures deep signals of expressed interest throughout the entire event lifecycle. Firmographic, demographic, and interest data is gathered during the registration process before an event, and session registration, attendance, poll and live Q&A responses, chat, one-on-one appointments, and booth visits (among other engagement points) are gathered during the event. After an event concludes, event content can be promoted and viewed on-demand and survey results can be compiled on attendee feedback, interests, and preferences. Our platform scores, consolidates and shares attendee engagement data through integrations with CRM and marketing automation tools to help marketers enhance buyer profiles, obtain a clearer picture of attendee interest, and follow up more quickly and accurately with attendees, bolstering sales pipeline and aiding in client retention.

Internal events offer a critical opportunity for human resources, training professionals and executive leadership to inspire and engage their employees. As a result of the global COVID-19 pandemic, organizations have a more distributed workforce, and we expect that trend to continue in the post-pandemic world. Organizations will be relying on companywide meetings, sales kickoffs, town halls and trainings more than ever in order to engage and retain employees who will now have fewer daily in-person interactions. We expect that internal meetings that remain virtual will be enhanced from non-specialized video chat software to something more branded, stylized, engaging and interactive, or organizations will solve the distributed workforce dilemma by opting to hold more in-person events. In either scenario, we believe there is an increased need for our Event Cloud solutions, which we believe offer increased attendee engagement that is vital to keeping an internal workforce aligned.

Whether for external events or internal meetings, we offer event and meeting organizers technology and services to help organizations execute and scale their event programs in a more cost- and resource-effective manner. In planning an event, our software helps planners manage the hundreds of manual, often repetitive, tasks that need to work in concert for a successful event, including event approvals and budgeting, venue sourcing and management, event marketing, attendee management, speaker and exhibitor management and video content creation.

During an in-person event, our solutions enable planners to deliver elevated attendee and exhibitor experiences, including onsite check-in, badging, attendance tracking, appointments, mobile event apps and lead capture.

For virtual audiences, we enable planners to deliver an integrated, interactive virtual event experience that allows online audiences to connect with content, other attendees, exhibitors and sponsors. After events, our platform offers analytics and insights that allow planners to measure the impact of their events and improve future events. For many organizations, a Total Event Program may consist of hundreds or even thousands of meetings annually. Our Event Cloud provides the full picture of attendee interest, assembled from engagement interactions across all events, irrespective of format, with a single system of record utilizing standardized processes to manage each stage in the event lifecycle.

Event Marketing and Management Solutions

Our platform offers management of the end-to-end event lifecycle:

Planning

Strategic Meetings Management

We offer our Strategic Meetings Management (“SMM”), solution for customers with large, complex event programs. Our SMM solution is intended to help organizations manage their internal and external meetings program more efficiently, control spend and capture previously untracked meeting expenditures.

Our SMM solution enables organizations to centrally collect meeting requests, route and track approvals, and manage budgets, housing and travel and reporting in a single system, consolidating all elements associated with their event and travel programs. This information is critical to providing planners and procurement teams with better visibility into and control of event spend. Centralizing meeting, event and attendee data also allows enterprises to lower the risk of the in-person portions of their programs. By providing rapid access to critical event program data, organizations can more quickly respond to unforeseen disruptions and safeguard their attendees, employees and revenue.

Venue Sourcing

We offer multiple venue sourcing networks that allow planners to find the right event space.

The largest of our networks is CSN, which is a comprehensive and searchable global marketplace connecting over 90,000 planners to over 290,000 hotels and venues as of December 31, 2021. Planners can access CSN generally at no cost and can quickly search for venues based on meeting space-specific search criteria, including health, safety and floorplan information. Planners can send a single electronic RFP to multiple properties at once and receive standardized proposals in return, vastly simplifying the sourcing process and providing visibility into total meeting and event spend in order to negotiate the most competitive rates.

We believe that CSN is the world’s largest network dedicated to hotels and venues that host meetings and events. The total unique RFP meeting value submitted through our sourcing networks for the years ended December 31, 2021 and 2020 was $9.1 billion and $8.8 billion, respectively. We believe the smaller than usual increase in RFP value sourced for the year ended December 31, 2021 was a direct result of the global COVID-19 pandemic.

Venue Diagramming

Venue Diagramming is a collaborative venue diagramming and seating solution, providing planners with three-dimensional venue diagrams and interactive floor plans to design event layouts that optimize attendee health, safety and networking. Planners can also use our solution prior to the event and during the registration process to easily manage attendee seating to help execute a smooth and successful onsite event experience.

Speaker Management

Our Speaker Management solution offers advanced content management capabilities that help marketers and planners source, review, select and manage the right content and speakers for their events. Marketers solicit submissions via web and email, customize a review process, accept or reject submissions and publish accepted content to an agenda, website, virtual experience and mobile event app.

Promotion

Event Marketing

Our Event Marketing solution provides event organizers with tools to plan and promote their events, attract prospective audiences and increase event attendance at their virtual, in-person and hybrid events. We offer promotion tools that allow marketers and planners to execute targeted and personalized email campaigns that engage the right audience, boost response rates and drive attendees to virtual, in-person and hybrid events. Our solution includes automated invites, reminders, and confirmations to drive both increased registration and attendance rates. Our solution also includes extensive creative controls to design seamlessly branded email campaigns, widgets and other digital assets.

Exhibitor Management

Our Exhibitor Management solution helps sponsors and exhibitors promote their presence and connect with attendees at hybrid, virtual and in-person events, while also enabling planners to coordinate and manage sponsors and exhibitors at their events. Our solutions allow event organizers to create tasks and automate emails to drive behavior that will increase an exhibitor’s value at their event. Through a self-serve portal, exhibitors can register their booth staff, manage their organization’s profile and add product videos, sales collateral and content. Using our solution, exhibitors can purchase Lead Capture licenses for booth staff and request meetings with qualified buyers using Appointments. Our solution provides real-time reporting on leads gathered during and after the event, which exhibitors can export into their CRM and Marketing Automation system for post-event activation.

Registration

Our Event Registration solution enables customers to easily build professional, branded event websites that convert visitors into registrants. An intuitive, drag and drop interface allows individuals to develop robust event websites without requiring HTML expertise or IT involvement. Event websites built with our solutions are fully responsive, enabling invitees to register easily from any device.

Our newly redesigned online Event Registration solution allows for a high degree of customization over the registration workflow, allowing for a differentiated experience for each distinct attendee type, including customers, prospects, partners, VIPs, members, non-members, exhibitors and students. Event organizers can configure the registration experience to include pre-populated contact information fields, pre- and post-event survey questions, a group registration option, session selection, housing and travel requests or bookings and event registration fee payment processing.

Day of Event

Virtual and Hybrid Experience

Attendee Hub

Attendee Hub, our solution for virtual and hybrid events, allows marketers and planners to deliver interactive and engaging virtual and hybrid event experiences. Our Attendee Hub solution enables organizations to deliver compelling online event experiences in a virtual-only use-case, or use the same technology to create hybrid events that extend in-person events to a global, online audience. Our solution enables organizations to showcase a consistent, fully branded experience and create and broadcast compelling video content from the invitation to the event website, and into the virtual experience itself.

By harnessing the most rewarding aspects of face-to-face gatherings and reproducing them for online audiences, the Attendee Hub delivers what we believe is constant engagement for attendees, exhibitors and sponsors. These capabilities include:

•
A branded “virtual event lobby” that provides easy access to key event details, live and upcoming sessions and surveys;
•
Immersive and interactive virtual sessions with enterprise-grade live or pre-recorded video, including on-demand offerings;
•
A video production solution, Cvent Studio, which enables event planners to easily capture and produce broadcast-quality video content, whether live or pre-recorded, for more engaging webinars and virtual events;
•
Video conferencing capabilities to support collaborative sessions, virtual appointments and virtual meeting rooms;
•
Powerful interactivity features including polling, live session Q&A, and chat;
•
Gamification to encourage attendees to stay engaged by awarding them points for taking actions, such as joining a session, submitting feedback or visiting a virtual booth;
•
Virtual roundtable discussions that connect attendees and enable them to network with one another; and
•
Collected real-time feedback via session surveys.

The Attendee Hub addresses a significant limitation in the virtual event space by offering powerful brand awareness and lead generation tools to exhibitors and sponsors who are often key sources of event revenue. The tools include virtual booths with embedded video conferencing to allow exhibitors to share relevant company and product information (allowing an attendee to self-schedule virtual meetings with exhibitors and instantly share their contact information), lead generation functionality and the ability to sponsor sessions.

The Attendee Hub also captures and stores virtual event and attendee data in a single location, allowing marketers and planners to analyze the extensive volume of data that comes from virtual engagement to better understand attendee interests. Our solution features powerful web analytics, survey capabilities and engagement scoring that provides sales and marketing teams a single, simple and actionable view of attendee activity.

We also offer virtual event services to help organizations project manage the setup and configuration of their virtual event, provide production and video editing services to deliver dynamic and professional-grade content and provide webcast and speaker support to ensure virtual speakers are prepared and supported.

Onsite Solutions

OnArrival, the core of our Onsite Solutions offering, includes check-in and badging that allow organizations to quickly check-in attendees, individually or as groups, collect signatures and process outstanding payments. We offer both planner-administered check-in and kiosk-based self-check-in processes, including the option for fully contactless check-in and badge printing to meet increased attendee expectations for health and safety.

We offer tools that allow onsite staff to quickly and easily check attendees in to sessions by scanning badges in order to capture attendance, monitor room capacity, control or limit access and track continuing education credits. This same attendance data is fed into our reporting system, allowing marketers and planners to digitize the physical footprint of an in-person attendee and to gain valuable insights into event and attendee-level content preferences.

For larger or more complex events, we offer OnArrival 360, a service providing end-to-end onsite project management support to ensure event success. Through this service, specialists assist onsite staff with badges, floor plan set up for attendee check-in, setup and configuration of onsite check-in hardware, and oversight of the organizer’s onsite registration staff.

Mobile Event App

Our solution enables event organizers to offer a native event app to all attendees, which can be accessed via the Apple App Store, Google Play Store or the web. From the mobile event app, attendees are able to access the agenda and speaker roster, manage their personal schedule, watch streamed content, engage through polls and questions, network with others via chat and appointments, and engage with sponsors and exhibitors, among other activities. Additionally, the app can be leveraged for in-person, virtual or hybrid events. In a hybrid event experience, in-person attendees leveraging the app onsite would enjoy the same features and capabilities that a virtual attendee would experience from a desktop environment.

Appointments

Our Appointments solution facilitates meetings between attendees, employees, sponsors, and exhibitors, allowing them to make more connections, effectively network and foster deeper relationships. Planners can set rules and parameters around who can meet with whom, when, and where. Appointments also has a powerful recommendation engine that leverages attendee profile data to surface like-minded attendees to help make finding new connections seamless. Our solution integrates directly with attendees’ calendar clients such as Microsoft Outlook or Gmail to ensure calendars are always in sync and up-to-date.

Lead Capture

Our Lead Capture solution provides organizations with a single lead retrieval tool across all of their events, including those they host and those they attend. Our solution enables organizations to significantly increase event-related lead volume and conversion through standardization, more widespread staff adoption and improved qualification as compared to manual or disparate solutions. For events an organization hosts, Lead Capture allows exhibitors and sponsors to quickly and easily capture, qualify and rate leads for fast follow up and increased ROI, making those partners more likely renew their investment in future events. For events an organization attends, the same solution used across events and tradeshows enables faster and consistent collection of leads, and timelier and more informed sales follow-up.

Post-Event

Lead Conversion

Our Lead Conversion capabilities calculate an engagement score for each attendee per event and compiles all engagement points throughout the event lifecycle, providing event marketers with one ranked set of attendees by engagement score across both virtual and in-person channels. Sales and marketing teams can leverage the attendee engagement scores to quickly assess interest, prioritize leads and do targeted follow-up activities. Our solution features integrations with CRM and marketing automation platforms to seamlessly share event and attendee data to recommend the optimal actions. Our solution includes native integrations with Salesforce, Marketo, Oracle Eloqua, HubSpot, and Microsoft Dynamics, and is also capable of connecting to any web-based program through APIs and webhooks. Our solution’s Salesforce integration is different from our competitors’ offerings in that it empowers sales teams to drive event attendance by inviting or registering their customers and prospects directly from within Salesforce, mitigating the need for marketing teams to interface with sales to coordinate invite lists, promotions, and discounts.

Event Insights

Our Event Insights solution captures and analyzes event and engagement data across virtual, in-person and hybrid events, enabling organizations to assess success and follow up on attendee interests quickly and effectively. Our platform includes more than 100 built-in reports that offer marketers and planners deep insight into the performance of their individual events. These insights enable planners to continually improve performance and provide marketing and sales teams a clear, complete picture of attendee interest. Our solution enables organizations to collect feedback on attendee and exhibitor satisfaction with tools for registration surveys, session polling, live Q&A, live chat and post-event surveys. In addition to delivering actionable insights from a single event, our solution provides organizations with a single source of data across their entire Total Event Program. Cross-event reporting and analytics compare results by region, business purpose, seasonality, venue type and other metrics, in order to provide insight into which events are most effective in meeting event goals.

Hospitality Cloud

Our Hospitality Cloud provides hotels, venues and destinations, which we refer to collectively as Suppliers, with robust online marketing solutions for marketing their events business to planners and software solutions that automate the events sales cycle and improving collaboration with planners to design and manage events.

Hospitality Cloud Online Marketing Solutions

Our platform enables suppliers to advertise and market on our venue sourcing networks to reach and engage tens of thousands of meeting and event planners who are researching destinations and venues for their in-person and hybrid events. Our venue sourcing networks include CSN, Cvent SpeedRFP and Cvent Wedding Spot.

CSN Advertising

CSN, the largest of our venue sourcing platforms, allows planners to filter, search and research a database of over 290,000 individual hotel and venue profiles as of December 31, 2021 to determine which venues to send an event RFP. CSN features comprehensive venue coverage and content, strong search functionality, side-by-side venue comparison tools and RFP management capabilities. With over 90,000 active planners that have access as of December 31, 2021, we believe CSN aggregates the largest planner audience looking for meeting venues with billions of dollars in meeting and event demand.

Our large planner audience makes CSN a compelling “point of purchase” marketing channel for suppliers, who can engage planners to drive awareness, consideration and selection of their venues for meetings and events. Hotel properties, chains and brands, as well as venues and destinations, purchase search advertising, display advertising, custom-branded microsites and other marketing opportunities to increase their visibility on CSN and influence planner venue selection.

Cvent SpeedRFP Advertising

Our SpeedRFP.com venue sourcing network helps event professionals and occasional planners to source venues for business and social events. We enable hotels and other suppliers to advertise and market to these event buyers on SpeedRFP.com.

Cvent Wedding Spot Advertising

Our Wedding-Spot.com website allows couples and wedding planners to source venues for weddings. Hotels and other event venues advertise and market to these couples and planners on our website in order to grow their wedding business.

Whitelabel

Suppliers also market to event organizers via their own websites by using our Whitelabel Sourcing Solutions. These solutions include Whitelabel Search and RFP and Interactive Floorplans.

Whitelabel Search and RFP

Our Whitelabel Search and RFP solutions enable hotels and venues to provide the same sourcing experience as our venue sourcing networks on their own websites. These Whitelabel Search and RFP solutions can power websites of the largest corporate hotel brands as well as websites run by individual hotels. By participating on our venue sourcing networks and using Whitelabel Search and RFP products, our platform enables hotels and venues to aggregate and respond to RFPs received via our venue sourcing network and their own website.

Interactive Floorplans

Our Interactive Floorplans solution enables a venue to present interactive floorplans on their own website that provides planners visibility into details of event space, including how meetings rooms are connected, room capacity, and available layouts.

Hospitality Cloud Software Solutions

Our Hospitality Cloud also offers hotels, destinations and venues software solutions to automate and improve how they sell and execute events.

Cvent Lead Scoring

Our Cvent Lead Scoring solution enables hotel sales staff to evaluate and prioritize event RFPs. With our solution, hotel sales management can make smart decisions about the attractiveness of a potential event and the appropriate level of investment to compete for that business.

CSN Business Intelligence

Our CSN Business Intelligence solution enables hotel sales teams to better understand their metrics and performance against internal benchmarks, goals and competing venues. Our solution can help management assess the performance of a given property or portfolio of properties by providing a view of how competitive properties or venues are performing in attracting and responding to RFPs and winning business in the same general event business climate.

Cvent Event Diagramming

Our Cvent Event Diagramming solution enables hotels to offer three-dimensional digital site tours and work collaboratively online with planners using diagramming tools to experiment with room layouts, and ensure desired seating arrangements and required safety protocols are taken into account. Our solution allows suppliers to virtually show how its space can accommodate the particular needs of the planner for that event and enables suppliers and planners to work together to make adjustments and optimize the space.

Cvent Passkey

Our Cvent Passkey solution allows hotels and planners to work in concert to manage guest room reservations and room blocks for events. Our solution offers greater efficiency, better personal data security and management, real-time updates of room block data in hotel systems, enhanced online room booking experiences for hotel guests and opportunities for the hotel to sell additional amenities to guests online during room selection.

While the solution is primarily used by hoteliers, we also directly offer Cvent Passkey to event organizers that are either managing city-wide events that require complex room block management across multiple hotels or looking to offer a more seamless and autonomous process for their attendees to book rooms against the contracted room block.

Cvent Business Transient

Our Cvent Business Transient solution enables suppliers to manage and respond to the transient RFPs corporate travel buyers issue through the platform. Our solution includes business intelligence tools to help hotels determine which RFPs to pursue and how to optimize their bid, as well as rate and content management tools to manage their participation in corporate hotel programs. While this solution is primarily used by hoteliers, we also offer Cvent Business Transient to corporate travel managers to source, negotiate, benchmark and audit corporate hotel rates with preferred hotel partners to better manage and optimize their corporate travel programs.

The Network Effect

We believe one of our differentiators in the marketplace is our ability to not only drive live engagement and be a system of record for an organization’s Total Event Program as outlined above, but also to power an entire meetings and events ecosystem through our sourcing networks. Market-leading enterprise software platforms that drive standardized processes have proven to be very “sticky” because organizations learn how to routinely automate complex processes that were previously chaotic to manage. However, networks that compound in value as more participants are added to the network, have proven to be even stickier. The consistent growth of CSN for sourcing event space sets us apart in the industry, and we believe the expected growth in RFP volume, planners sourcing on the network and the numbers of venues on CSN itself post-COVID-19 pandemic, will only continue to drive adoption of the Cvent platform and our sourcing networks within the meetings and events world.

Sales and Marketing

We sell our platform primarily through direct sales, which comprises field sales representatives and inside sales personnel, organized by customer account size (enterprise and mid-market organizations) and customer geography across North America, Europe and APAC.

Sales Team Model

We sell our platform globally through a direct sales model, which is comprised of field and inside sales personnel. In the Event Cloud, we have dedicated teams that focus on different segments of the market: Enterprise, Mid-Market Corporate, Mid-Market Government, Association, Non-Profit, Education, or GANE, and Third-Party Partners. Within each team, there are four tiers that guide our representatives’ seniority, size of territory, and annual quota. In the Hospitality Cloud, we have the following distinct teams: Strategic Accounts, Territory and Unique Venues. The sales model for both Event Cloud and Hospitality Cloud is the same. Direct Sales Representatives, or DSRs, serve as hunters and bring in new business. Sales Development Representatives, or SDRs, work alongside the DSRs and set appointments for qualified buyers. We also have a team of Solutions Consultants that assist both the DSRs and account managers in sharing more technical aspects of our platform with buyers. After new business is closed, it is passed over to Account Managers who serve as farmers and are responsible for renewal, account retention and upselling and cross-selling additional volume and solutions. We believe we still have massive remaining wallet share to capture within our installed base of customers. Our sales team is dispersed across North America, with the majority located in the Washington, DC area and additional sales teams in the United Kingdom, Singapore, and the United Arab Emirates. In addition, we employ sales personnel in Australia, Spain, the Netherlands and Germany. Our sales team predominantly generates business through inbound leads generated by our marketing team, complemented by proactive outbound efforts into top accounts. We are rigorous regarding tracking our sales activity and our sales process with both prospects and clients. Every step of the sales process is accounted for within our accounts and opportunities in our CRM and configure, price and quote applications.

Our Marketing Approach

We have been continually evolving our approach to marketing for more than two decades, with a focus on building brand awareness and generating high quality sales leads. We combine our rigorous grassroots marketing approach built on a finely-tuned event and email marketing program with a strong digital marketing program built around thought leadership and content distribution to maximize engagement and interest in our solutions. In addition to these foundational elements of our marketing approach, our program includes:

•
sponsoring and participating in user conferences, trade shows and industry events;
•
customer advocacy marketing;
•
public relations efforts; and
•
social media marketing.

We host our marquee event technology conference, Cvent CONNECT, each year in the United States and in Europe. With thousands of attendees, compelling keynote speakers from across the industry, numerous networking sessions, and an industry tradeshow, we believe these events set the agenda in the event technology space. Cvent CONNECT helps us excite prospects, deepen relationships with customers and grow the Cvent brand. Starting in 2021, we began hosting our Cvent CONNECT conferences as hybrid events, and our Cvent CONNECT program will continue to play a critical role in our sales and marketing efforts.

Our inbound/outbound marketing approach scales globally and is designed to engage our audience, share customer best practices, build increasing interest in our solutions, and ultimately create a marketing qualified lead that is then sent to our sales teams for qualification. We track and measure our marketing costs and results closely across all channels in order to maximize our efforts and build our sales pipeline.

Partnerships and Industry Associations

Our go-to-market objectives include building our brand by expanding the Cvent ecosystem through a network of partnerships and driving growth through channel partners. We have established partnerships across three primary areas:

Meetings, Travel, Conference and Event Management Companies

We have established partnerships with the largest event, meeting and travel management companies, including American Express Business Travel, BCD Meetings & Events, HelmsBriscoe, ConferenceDirect and Maritz Travel. Additionally, we signed a strategic partnership with Encore, a global leader for white-glove event production services. These organizations use us as part of their services to their customers, including event management, sourcing, housing and virtual solutions, and have long-term agreements with us to promote our solutions to their customers. As of December 31, 2021, we also have approximately 1,400 smaller agencies and management companies globally that use and promote us as their primary event marketing and management, and sourcing solution, such as Balboa Travel, Meetings & Incentives and AdTrav Travel Management. These partnerships help expand our footprint globally to reach more customers and expand the utilization of our technology.

Technology Providers

We have built partnerships with leading industry technology providers such as Salesforce, Concur, American Express and MasterCard that complement, enhance, and extend our solutions. These partnerships include joint integrations and referral agreements. These strategic relationships help our customers maximize the value from their meeting and event programs through a seamless integration with our platform.

Leading Industry Associations

We also partner with many leading associations in both the meetings and hospitality industries, including Meeting Professionals International, Global Business Travel Association and American Marketing Association. We work with these influential industry organizations by providing them access to our technology, including complimentary training and certification to their members, in exchange for co-marketing benefits to our target buyers. These marketing benefits include attending and speaking at their industry events, distributing our content to their member base and hosting thought leadership sessions for their members. Since these industry partners and their smaller chapters are our customers, we believe that aligning ourselves with these organizations gives us strong market and brand credibility in addition to showcasing our solutions to a potential audience of tens of thousands of event, meeting and travel professionals.

Our Technology

We deliver our solutions using an internally developed cloud-based software-as-a-service model. Our cloud-based delivery model limits involvement from our clients’ technical teams and reduces implementation time and costs. We have developed a multi-tenant architecture and a secure, scalable and highly available technology platform that provides a high degree of flexibility to allow each customer to configure the business process workflow, branding and user interface to best meet their needs.

The architecture, design, deployment and management of our cloud-based platform are focused on the following:

Multi-Tenant Architecture. Our multi-tenant architecture enables all customers to be on the same version of our solutions. When we improve existing functionality, all customers receive the benefit of the new version at the same time.

Secure, Scalable and Highly Available Cloud Technology Platform. Our customers often rely on our solutions for their most important and largest meetings and events whether virtual, in-person, or both. To meet their demanding expectations, we designed an enterprise-grade, cloud-based technology platform that is secure, scalable and highly available. We regularly review the key facets of our platform and make improvements and enhancements to keep pace with growth, technology evolution and the evolving needs of our customers.

Scalability. We designed our software and systems to handle substantial growth in users and data without requiring significant re-engineering. For example, our event marketing and management solutions processed over three times as many registrations in 2021 as compared to 2013.

Security. Our security program is designed to strengthen the trust of our customers, employees and investors. A compliance mindset underpins our technology foundation, and we believe we are a leader in the meetings and events industry in terms of certifications. We maintain compliance with Payment Card Industry Data Security Standard (“PCI DSS”), and certifications with the International Information Security Standard (“ISO”) 27001, the Service Organization Control (“SOC”) 1 and SOC 2. Furthermore, our security program continually invests in training its engineers on secure coding practices. In addition, regular penetration tests are conducted to identify and remediate any potential vulnerabilities along with a bounty program to identify areas for further improvements.

Availability and Redundancy. We have two hosting regions architected to offer scaling, redundancy and disaster/recovery as a part of our standard offering. In 2020, we achieved an uptime of greater than 99.9% across all regions and products. North America is the largest region with 100% operating on a single cloud-service platform. Europe is hosted 100% from a cloud-service platform in Ireland and Germany. We maintain 24 hours per day, seven days per week, operations with automated instrumentation and alerting, and a global workforce to accommodate any potential business continuity concerns.

Data Privacy. The changing regulatory environment regarding protecting the personal data of our customers and their event stakeholders is increasingly becoming a key focus point for our business. Our platform includes features and options designed to support compliance with the GDPR, the CCPA and other United States and international privacy laws, and provides options and features to enable customers to make privacy and compliance choices that align with their needs and relevant legal requirements. For example, our platform enables customers to implement tailored notice, opt-out and consent language and customize registration forms to help customers remain compliant with applicable privacy laws. Additionally, our platform has built-in solutions to facilitate compliance with data subject requests. These solutions allow us to obtain and maintain certifications with the ISO 27701 and the APEC Cross-Border Privacy Rules and Privacy Recognition for Processors.

Our Customers

Our Event Cloud Customers

Meetings and events are prevalent in organizations of almost every size, industry vertical and geography. Our Event Cloud customers include corporations of all sizes, associations, non-profits, universities, governmental entities and others, along with third-party planners. External events represent opportunities for enterprises to directly engage with their most important external audiences – i.e., for corporations, their prospects and customers; for associations, their members and exhibitors; for non-profits, their donors and sponsors and for universities, their students and alumni. From an employee engagement perspective, internal events provide a critical opportunity for HR, training professionals, and executive leadership to teach, inspire and motivate their employees.

As of December 31, 2021, we had approximately 11,000 Event Cloud customers, including 50% of the Fortune 500. As a group, revenue from the Event Cloud customers who are in the Fortune 500 represented 13.6% and 12.0% of our total revenue for the years ended December 31, 2021 and 2020, respectively. In the Event Cloud, we define a customer as a party who has entered into an active separate subscription contract with us. The majority of customers represent individual organizations. In certain cases, business units of a customer that have entered into separate subscription agreements with us are considered separate customers.

We also have over 90,000 active user meeting and event organizers with access to CSN as of December 31, 2021, some of which also have a paid subscription to our other solutions. We consider a user to be active if such user accessed their account within 12 months preceding the date of measurement.

Our customers come from a wide variety of vertical markets in the corporate sector including consumer products, financial services, healthcare, insurance, pharmaceutical, retail, technology, telecommunications, travel and leisure. We also have customers in the association, nonprofit, higher education, and government sectors. In each of the years ended December 31, 2021 and 2020, no Event Cloud customer represented 1.0% or more of our revenue for that year.

Our Hospitality Cloud Customers

As of December 31, 2021, more than 10,000 hotels, venues and destinations purchased products from our Hospitality Cloud through annual or multi-year contracts. In the Hospitality Cloud, we define a customer as an entity with an active account with us, where the customer pays for the account or the account is paid for by the customer’s parent company. For example, a corporate brand’s individual hotel properties whose accounts are paid for by that property’s corporate brand would be considered separate customers.

In each of the years ended December 31, 2021 and 2020, no Hospitality Cloud customer represented more than 1.0% of our revenue for that year.

In addition to the paid relationships with hotels, venues and destinations, we have direct integrations with the back-end sales and catering and IT systems of over 40,000 individual hotel properties, including many major hotel chains and brands.

Below is a breakdown of our total Event Cloud, Hospitality Cloud, and aggregate customers. Customers are not unique to a cloud, and thus some customers appear in the counts of both the Event Cloud and Hospitality Cloud:

	As of December 31
Customer Count	2021	2020	2019
Event Cloud	10,735	12,018	13,006
Hospitality Cloud	10,311	13,883	14,102
Overall	20,592	25,532	26,725

Our Competition

We operate in an intensely competitive market that is characterized by constant change and innovation. Our biggest competitor is existing manual, paper and spreadsheet-based systems or point solutions for just a specific part of the event management and marketing process that organizations utilize by themselves in a fragmented manner. We believe the digitization of the industry and the need for driving and capturing engagement to understand attendee interests provides the greatest opportunity to grow our business. Other competition arises from:

•
small and large event technology providers that compete with one or some of the components of our platform, such as event marketing, consumer ticketing, registration management, onsite solutions, mobile event apps and venue sourcing and booking;
•
providers that exclusively offer point solutions for hosting events;
•
in-house developed solutions that are difficult to maintain and do not integrate into marketing automation or CRM systems;
•
meeting and event management firms that offer their own custom-built event technology or leverage other commercial tools to run events for organizations of all sizes;
•
venue searches and bookings processed by phone or email, and budget and expense through spreadsheets;
•
online group sourcing and booking solutions, including group buying websites, consolidators and wholesalers of meeting products and services, and search websites; and
•
hotel and venue direct websites and their call centers that provide direct sourcing and booking solutions.

We believe the principal competitive factors in our market include the following:

•
breadth and depth of feature set;
•
pricing;
•
user experience;
•
financial viability;
•
industry expertise;
•
proven customer references;
•
global client support and implementation services;
•
scalability and security;
•
privacy and industry-specific compliance with regulations;
•
integration into other enterprise software solutions; and
•
terms and commissions for direct booking.

We believe that we generally compete favorably with our competitors because of the comprehensive platform we have built specifically for marketers and planners (our Event Cloud) and hoteliers and venues (our Hospitality Cloud). Our cloud-based platform provides both broad and deep capabilities enabling organizations to use one overall solution instead of relying on multiple point products that may not integrate well together.

Client Services

We believe that our award-winning client services solidify our reputation as an industry leader. Our client services are essential to onboarding new customers and a primary reason customers renew their contracts. With staff and infrastructure already established in several countries and offering a mix of service levels and premium services offerings, our Client Services function is well positioned to provide scalable and global customer services for in-person, virtual and hybrid events.

Our global Client Services organization is comprised of four groups—Customer Support, Client Success, Professional Services and Customer Training—that together help ensure our customers derive maximum value from their use of our solutions. As of December 31, 2021, we had over 1,300 employees in our Client Services organization working from locations in the United States, Canada, UK, Australia and India.

Our Customer Support organization supports in-person, virtual and hybrid events, is available to our event, mobile and conference management subscription customers 24 hours per day, 7 days per week and can be contacted via telephone, online chat and web form during the subscription period. Our Client Success teams work closely with our clients to ensure successful onboarding and help drive maximum platform adoption. Our Professional Services teams provide paid services for clients across a number of areas critical to successful events including advanced production for virtual events, web site creation, graphic design, mobile application creation, implementation services and onsite support for in-person and hybrid events. Our Customer Training team designs and facilitates online and in-person training sessions to help with platform adoption.

As a complement to our people-based services, we have created an online community available to all of our customers, called the Cvent Community. The primary function of the Cvent Community is to provide an online ecosystem for our customers to discuss best practices for using our platform, ask questions and share ideas with other customers and our support team. The Cvent Community includes a multitude of industry trainings to assist in educating our customer base. Additionally, by actively supporting and soliciting input from customers using the Cvent Community, we believe we have created a valuable feedback loop through which our application development teams gain insights about potential new features and functions that guide our future development efforts. In addition, through our established customer advisory boards, our customers can gain deeper insight into our application roadmap. We further actively support the sharing of best practices and information across our community by providing collaboration and communication tools such as a shared library of development tools and templates, discussion forums and blogs written by our application and customer service experts. With all of the Community’s resources and conversations focused on a single version of our software, any enhancements developed can benefit the entire community.

Research and Product Development

Our Research and Development effort is focused both on developing new software and on improving our existing products to transform the meetings and events industry and deliver live engagement. Our Product Development team closely monitors market needs and works closely with customers to identify their current and future requirements. As of December 31, 2021, over 1,100 employees work on our research and development team, which represents 26.2% of our employee base.

We believe that constant innovation and timely development of new features and products is essential to meeting the needs of our customers and improving our competitive position through platform expansion and differentiation. We supplement our own research and development effort with technologies and products that we license from third parties. We test our products thoroughly to certify and ensure interoperability with third-party hardware and software products. Our U.S. and India personnel develop our products on a nearly continual basis all year long.

For the years ended December 31, 2021 and 2020, our research and development expenses totaled $96.6 million and $87.9 million, respectively, representing 18.6% and 17.6% of Cvent’s gross revenue, respectively. We plan to continue to significantly invest resources for our research and development efforts, especially to accelerate our event marketing and management solutions for virtual and hybrid events.

Intellectual Property

Our ability to obtain, maintain, protect, defend and enforce our intellectual property, including our technology, is and will be an important factor in the success and continued growth of our business. We primarily protect our intellectual property through trade secrets, patents, copyrights, trademarks and contractual restrictions. However, these legal and contractual protections may provide only limited protection. Some of our technology relies upon third-party licensed intellectual property incorporated into our software solutions. We are not materially dependent upon these third-party providers.

As of December 31, 2021, we owned 39 registered U.S. trademarks, 25 pending U.S. trademark application, 124 registered non-U.S. trademarks and 30 pending non-U.S. trademark applications, including registered trademarks for “CVENT,” “CVENT CONNECT”,“ATTENDEEHUB”, “ATTENDEE JOURNEY” and “ONARRIVAL”. We pursue additional trademark registrations to the extent we believe doing so would be beneficial to our competitive position. Despite our efforts, the actions we take to protect our trademarks may not be adequate to prevent third parties from infringing, diluting, or otherwise harming our trademarks, and the laws of foreign jurisdictions may not protect our trademark rights to the same extent as the laws of the United States.

As of December 31, 2021, we owned four issued U.S. and two issued non-U.S. patents, eight pending U.S. patent applications and six pending non-U.S. patent applications. The two issued non-U.S. patents expire in October 2029 and 2030, respectively. While these issued patents and pending patent applications protect some of our intellectual property, we are not materially dependent on any one or more of them.

We have also established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements and invention assignment agreements with employees, independent contractors, consultants, companies and other third parties with whom we conduct business.

Despite our efforts to protect our intellectual property rights, we cannot be certain that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying, reverse engineering, infringement, misappropriation or other violation of our intellectual property, technology and other proprietary information, including by third parties who may use our technology or other proprietary information to develop services that compete with ours. Additionally, our intellectual property rights may not be respected in the future or may be invalidated, circumvented, challenged, narrowed in scope or rendered unenforceable. For important additional information related to our intellectual property position, please review the information set forth in “Part I, Item 1A. “Risk Factors — Risks Relating to Our Business and Industry” and “Risk Factors—Legal and Regulatory Risks.”

Employees and Human Capital Resources

Our mission is to transform the meetings and events industry through technology that delivers live engagement across virtual, in-person, and hybrid events. We believe in connecting people globally through our solutions and services.

Cvent Culture

Over the last 20 years, our innovative solutions can be attributed to our people and our culture. Simply put, the DNA of Cvent is our people. We have thrived and built a culture of empowerment, encouraging employees to think and act like entrepreneurs, or what we call “intrapreneurs;” to drive business and innovation and their passion has pushed us to become an industry leader. Our employees are guided by our core values called the Soul of Cvent, which include values such as taking actions that make good business sense; adapting, growing and being open to change in an industry that is driven widely by innovation; taking educated risks; and cultivating community by celebrating differences and building on shared connections.

We’ve been recognized for multiple years in many reputable benchmark surveys such as the Best Places to Work in the US, UK and India, The Washington Post Top Workplaces and Stevie American Business Awards, among others.

Global Reach and People

Our headquarters are situated in Tysons, Virginia, the tech hub of the Washington, D.C. area. While our roots are in Northern Virginia, we pride ourselves on our global mindset with 20 offices across the U.S., Europe, Asia Pacific, and the Middle East, which gives employees plenty of opportunities for growth. As of December 31, 2021, we have approximately 4,300 total employees. The largest employee populations are based in two main locations—our headquarters office with approximately 750 employees, and our operations in Gurgaon, India, with approximately 2,100 employees. The remaining employees are strategically situated in offices and remote locations that enable us to service our customers. While we place great importance in collaboration, we will be evaluating our location strategy post-pandemic, which may result in divesting from our physical locations to ensure we are creating the right value proposition while keeping our workforce engaged and continue to service our clients.

Our Human Capital Strategy is grounded in our people-first philosophy; as such, our employees’ opinions and sentiments are imperative to the programs and policies we practice. We consistently solicited employee feedback through an annual engagement survey, pulse surveys and hosting informal employee focus group meetings. We are a pro-employee organization and none of our employees are represented by a labor organization or are a party to any collective bargaining arrangement. We have never had a work stoppage, and we consider our relationship with our employees to be good while continuing to build programs and offerings with an employee-centric approach.

With respect to community engagement, we encourage employees to support their respective communities in multiple ways. We match donations made by employees to non-profit philanthropic programs, and we reward employees who volunteer their time in the community by giving personal time off through our Cvent Gives Back program. Throughout the year, employees of Cvent or its subsidiaries raise money and participate in group activities that create awareness through fund raising events, and Cvent matches dollars to these charitable organizations as well.

Compensation and Benefits Program

Our compensation package is designed to attract, motivate, reward, and retain top talent to drive our strategic key results and objectives. We provide all employees with a competitive total cash compensation package, which includes base salary plus an annual cash bonus to drive engagement and discretionary effort. We provide long-term incentives to employees at certain levels of the organization to engage them in long-term company success. It is offered in the form of equity with a graduated vesting period.

We invest in our employees by offering a wide range of benefits that help take care of each employee and their dependents. We offer a benefits package that focuses on work-life balance, healthy habits, and financial wellness. The package includes comprehensive health, vision, dental insurance programs, PTO days, sick leave, flexible spending accounts and health savings accounts, a 401(k) program, and an employee discount program. Our health and welfare program provides both choice and value to meet the needs of our diverse workforce.

Diversity, Equity, and Inclusion

We believe that the impact of our people practices goes beyond the walls of Cvent and indirectly translates to how we support our community, improves societal issues, and enhances the customer experience. For this reason, we are committed to and focused on creating an inclusive workplace where diversity initiatives are not just a program, but a way of doing business and building talent. Our diverse workforce is the engine of innovation, and we strive to integrate our end-to-end Human Resources processes with the lens of diversity, equity, and inclusion. Our leadership has made diversity a top priority, and we are continuing to evaluate and improve our practices. Broadening our understanding started with unconscious bias training and creating transparency of our progress and commitments during our company-wide employee meeting.

We have broadened the scope and accountability of Diversity, Equity, and Inclusion (“DEI”) to include employees at all levels of the organization. We have several Employee Resource Groups (“ERGs”), where we bring employees of Cvent or its subsidiaries together based on common life experiences, diverse backgrounds and passion to elevate issues of society and community. We presently have six ERGs, which represent the LGBTQIA+, female, Black, veteran, Jewish and working parent communities at the company. Representatives from each ERG participate in a company-wide committee called the Inclusion, Diversity, Equity, Allyship and Storytelling (“IDEAS”) Council to collaborate and share ideas to improve our DEI efforts. Approximately 22% of our employees participate in one or more ERGs.

Facilities

We currently lease approximately 188,600 square feet of space for our corporate headquarters in Tysons, Virginia under a lease agreement that expires in July 2025. We also lease approximately 150,000 square feet of space for our Gurgaon, India office under a lease agreement that expires in December 2028. Both of these offices are used for administrative, marketing, support and development operations. In connection with our sales and product development efforts, we also lease office space in Atlanta, Georgia; Austin, Texas; Dallas, Texas; Draper, Utah; Dubai, United Arab Emirates; Fredericton, Canada; Vancouver, Canada; Portland, Oregon and Singapore.

We believe that our current facilities and planned expansion facilities will be adequate for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth. We also continue to invest in technology that allows our distributed workforce to work efficiently and effectively from remote locations.

Government Regulation

Although we do not believe that significant existing laws or government regulations adversely impact us, our business could be affected by different interpretations or applications of existing laws, rules or regulations, future laws, rules or regulations or actions by domestic or foreign regulatory agencies. Failure to comply with these and other laws, rules and regulations may result in, among other consequences, administrative enforcement actions and fines, class action lawsuits, other litigation and significant civil and criminal liability.

Data Privacy, Protection and Security

Businesses use our platform to facilitate, coordinate and plan in-person, virtual and hybrid meetings and events, and to streamline collaboration between meeting and event planners, hotels and venues. Accordingly, our platform collects, uses, stores, transmits, analyzes and otherwise processes information from and about both our own customers and prospective customers, as well as a business’s end customers and event attendees that interact with the business or its content on our platform. We utilize a variety of technical and organizational security measures and other procedures and protocols to protect our data and information, including personal data and other data pertaining to customers, employees and other users. Despite measures we put in place, we may be unable to anticipate or prevent unauthorized access to such data, including personal data.

Compliance with laws, rules, regulations, policies, industry standards and other legal obligations regarding data privacy, cybersecurity, data protection, data breaches, and the collection, storage, transfer, use, analysis and other processing of personal data, which we refer to as privacy laws, are critical to our compliance and risk strategy. Globally, numerous jurisdictions have passed or are actively considering passing new or amended privacy laws. As a result, privacy laws are increasing in number, and with increased enforcement of these new laws the number of fines and other penalties have also increased. Beyond legislative developments, decisions by courts and regulatory bodies relating to privacy laws can also have a significant impact on us and other businesses that operate across international jurisdictions.

In some cases, privacy laws apply directly to both us and our customers, and in other cases our customers pass through compliance obligations and requirements to us contractually. Further, under some privacy laws, we may be considered a “processor” or a “service provider” and our customers may be considered a “controller” or “business,” while other privacy laws may not clearly distinguish between such roles. In all cases, however, we must monitor, respond to and address privacy laws and related compliance, whether to ensure our own compliance or enable compliant use of our platform by our customers. In general, our failure to adequately safeguard data, address privacy compliance, or comply with our security and privacy commitments to customers could subject us, not only to significant contractual liability to customers and direct liability under privacy laws, but also to reputational harm and regulatory investigations, inquiries or enforcement actions under U.S. (federal and state) and international laws, rules and regulations relating to consumer protection and unfair business practices. Specifically, certain privacy law developments could have significant impacts to our platform and business. For example, privacy laws that restrict the use of personal information for marketing purposes or the tracking of individuals’ online activities (such as the EU’s proposed ePrivacy Regulation and the CCPA), could expose us to additional regulatory burdens or necessitate changes to our platform or certain features. In addition, certain countries have passed or are considering passing laws that impose data localization requirements or cross border data transfer restrictions on certain data. As with most cloud-based solutions, restrictions on the transfer of platform data outside of the originating jurisdiction pose particular challenges that could result in additional costs or otherwise impact platform use.

With the evolving legal landscape, the scope, interpretation and enforcement of privacy laws could change and new or amended laws may take effect. As a result, the associated burdens and compliance costs on us and our platform could increase in the future. Although we continue to monitor and respond to privacy legal developments and have invested in addressing major privacy law developments (such as the GDPR and the CCPA), it is not possible for us to predict with certainty the effect of these developments on our platform and business.

Copyrights and Trademarks

In the U.S., the Copyright Act of 1976, the Lanham Act and the statutes and regulations associated with copyrights and trademarks and enforced by the United States Copyright Office and the United States Patent and Trademark Office are intended to protect the rights of third parties from infringement. Our customers and their users can generally use our platform to upload and present a wide variety of content. We follow a copyright infringement process and respond to takedown requests by third-party intellectual property right owners that might result from content uploaded to our platform. As our business expands to other jurisdictions, we must also respond to regional and country-specific intellectual property considerations, including takedown and cease-and-desist notices in foreign languages, and we must build infrastructure to support these processes. The Digital Millennium Copyright Act, or DMCA, also applies to our business. This statute provides relief for claims of circumvention of copyright-protected technologies but includes a safe harbor that is intended to reduce the liability of online service providers for listing or linking to third-party websites or hosting content that infringes copyrights of others. The copyright infringement policies that we have implemented for our platform are intended to satisfy the DMCA safe harbor.

Accessibility

Government authorities outside the U.S. may seek to restrict access to or block our service, prohibit or block the hosting of certain content available through our platform or impose other restrictions that may affect the accessibility or usability of our platform in that country for a period of time or even indefinitely. In addition, some countries have enacted laws that allow websites to be blocked for hosting certain types of content or may require websites to remove certain restricted content.

Consumer Protection

In addition, we provide advertising data and information and conduct marketing activities that are subject to consumer protection laws that regulate unfair and deceptive practices, domestically and internationally, including, in some countries, pricing display requirements, licensing and registration requirements and industry specific value-added tax regimes.

For important information related to government regulation of our business and the risks related to our compliance with such laws, please review the information set forth in Part I, Item 1A. “Risk Factors—Risks Related to Our Business and Industry” and “—Legal and Regulatory Risks.”

Available Information

Our website address is www.cvent.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to reports filed with or furnished to the Securities and Exchange Commission (“SEC”), are available free of charge from on our Investor Relations website at investors.cvent.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of these and other websites referenced are not incorporated and do not constitute a part of this Annual Report.

Item 1A. Risk Factors

Stockholders should carefully consider the following risk factors, together with all of the other information included in this Annual Report, including the factors discussed in the “Cautionary Note Regarding Forward-Looking Statements” included in this Annual Report. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included elsewhere in this Annual Report.

Risk Factor Summary

The following is a summary of the principal risks that could adversely affect our business operations, and financial results:

Risks Related to Our Business and Industry include, among others:

•
The impact of the global COVID-19 pandemic;
•
Our ability to acquire new customers, retain existing customers, and expand and maintain relationships with our existing customers through renewing agreements and selling additional solutions;
•
The continued growth and strength of the market for our solutions;
•
The impact on our business and reputation and our exposure to liability as a result of a network or data security incident or unauthorized access to our network or data or our customers’ data;
•
The significant competition we face in our market;
•
Our ability to effectively manage our current and future growth, including through acquisitions, to execute our business plan, maintain high levels of service and address competitive challenges adequately;
•
Disruption of our operations, infrastructure or system (or of those of third parties on which we rely) and the possible damage to our reputation and business;
•
Our access to, and compliance with our obligations under applicable agreements for, third-party licenses and technology;
•
The impact of global volatility on our continued growth and operations;
•
Our ability to adequately expand our sales force;
•
Our ability to operate offices outside of the United States, including in India;
•
Our dependence on strategic partners to sustain the flow of RFPs through the Hospitality Cloud;
•
Our reliance on third-party mobile application platforms to distribute our mobile applications;
•
Our history of losses and ability to achieve profitability in the future;
•
Our ability to continue to innovate and provide useful solutions to our customers and offer high-quality customer support and support services;
•
The unpredictability and length of our sales cycle;
•
Our ability to hire, retain, and motivate key employees, including senior management and our sales and technology professionals;
•
The impact of fluctuations due to seasonality on our revenue, sales, billings, cash flow, operating expenses and operating results;
•
Our investment in research and development;
•
Any significant reduction in spending by advertisers on our platform;
•
Our ability to maintain, protect, defend and enhance our brand;
•
Potential delays in product and service development, including those beyond our control;
•
Our ability to maintain compatibility of our solutions with third-party applications used by our customers;
•
Issues with implementation of our software;
•
Our reliance on data provided by third parties;

•
Our reliance on third-party data center hosting facilities to deliver our platform to our customers; and
•
The impact of economic and market conditions on our business.

Risks Related to Legal and Regulatory Compliance include, among others:

•
Our ongoing compliance with legal requirements, contractual obligations and industry standards regarding security, data protection and privacy and the impact on our reputation and business;
•
Our ability to adequately obtain, maintain, protect, defend and enforce our intellectual property rights in the United States and abroad;
•
Claims by third parties that we infringe, misappropriate or otherwise violate their intellectual property rights;
•
Failure to comply with the terms of licenses for open source software we utilize in our applications; and
•
Our compliance with the FCPA and similar anti-bribery and anti-corruption laws.

Risks Related to Finance and Financial Reporting include, among others:

•
Because we generally recognize revenue from subscriptions ratably over the term of the agreement, near term changes in sales may not be reflected immediately in our operating results.
•
The impact of changes in accounting principles generally accepted in the United States on our reported results of operations;
•
Our ability to utilize our net operating loss carryforwards;
•
The impact of foreign currency exchange rate fluctuations;
•
Our customers’ ability to timely pay the amounts owed to us; and
•
The impact of any impairment of goodwill and other intangible assets.

Risks Related to Our Indebtedness include, among others:

•
How our existing indebtedness could adversely affect our business and growth prospects;
•
The fact that we may still be able to incur substantially more indebtedness or make certain restricted payments, which could further exacerbate risks associated with our substantial indebtedness;
•
Our ability to generate sufficient cash flow to service all of our indebtedness and the possibility that we may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful;
•
The risks associated with the financing documents governing our Term Loan Facility (defined below), which restrict our current and future operations; and
•
Our ability to refinance our indebtedness.

Risks Relating to Ownership of our Common Stock include, among others:

•
Vista’s ability to control the vote of all matters submitted to a vote of our Board or stockholders, which may conflict with our or your interests in the future;
•
The possibility an active, liquid trading market for our Common Stock may not develop, which may limit your ability to sell your shares;
•
The potential volatility of the price of our Common Stock;
•
The risks associated with the provisions of our Certificate of Incorporation and Delaware law, which could limit the price investors might be willing to pay in the future for our Common Stock and could entrench management.
•
The risks associated with the designation of the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders;
•
The increased costs and obligations as a result of being a public reporting company, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules and regulations established by the SEC and Nasdaq; and

•
Our status as a “controlled company” under Nasdaq rules, which exempts us from certain corporate governance requirements.

Risks Relating to the Global COVID-19 Pandemic

The effects of the global COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

The ongoing global COVID-19 pandemic has disrupted our business activities as well as those of our employees, customers, partners, suppliers and vendors and other parties with whom we do business, and may prevent us or our customers, partners, suppliers or vendors or other parties with whom we do business from conducting certain marketing and other business activities for an indefinite period of time, which could adversely impact our business, financial position and results of operations. The global COVID-19 pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions and mandated business closures, have adversely affected workforces, organizations, customers, economies and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. The impact of the global COVID-19 pandemic significantly impacted our ability to sign new clients, and to upsell to and renew contracts with our existing clients, starting in March 2020 at the beginning of the pandemic. Additionally, in May 2020, in response to the global COVID-19 pandemic, we implemented a global reduction in force of approximately 10% that affected all areas of our business. Despite these challenges, total revenue for the year ended December 31, 2021 increased by $20.1 million, or 4.0%, compared to the year ended December 31, 2020.The ultimate impact of the global COVID-19 pandemic on our business and financial results remains uncertain, particularly as new variants, including the Delta and Omicron variants, continue to emerge, evolve and spread, and a continued and prolonged public health crisis such as the global COVID-19 pandemic could have a material negative impact on our business, operating results and financial condition. The extent to which the global COVID-19 pandemic affects our business will depend on future developments in the United States, India and around the world, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic and different COVID-19 variants, including the Delta and Omicron variants, new information which may emerge concerning the severity of COVID-19 and the actions required to contain and treat it, among others.

We help our Event Cloud customers organize, promote and manage meetings and events. We help our Hospitality Cloud customers market to and source Event Cloud customers. Our Event Cloud business is affected by the number and types of events held and the number of registrations. Our Hospitality Cloud business is affected by the length and number of hotel room bookings that our customers purchase to run their events. Our business and our revenue are impacted by trends in one or more meeting and event or hospitality industries. Some of our Event Cloud and Hospitality Cloud customers have partially or completely suspended operations. Adverse trends in one or more event or hospitality industries have adversely affected and are expected to continue to adversely affect our business. A decline in attendance at or reduction in the number of events, as well as any restrictions on the hospitality industry to host events, has had and is expected to continue to have an adverse effect on our revenue and operating income.

In addition, the global COVID-19 pandemic may adversely impact the business and operations of third-party service providers who perform critical services for our business, which in turn may adversely affect our business, results of operations and financial condition. Our business depends on discretionary consumer and corporate spending. During periods of economic slowdown and recession, such as the worldwide recession triggered by the global COVID-19 pandemic and the resulting high levels of unemployment, consumers have historically reduced their discretionary spending. The impact of economic slowdowns on our business is difficult to predict, but has and may continue to result in reductions in event planning and meetings, particularly for in-person events, and our ability to generate revenue. Many factors related to discretionary consumer and corporate spending, including employment, fuel prices, interest and tax rates and inflation, can adversely impact our results of operations.

In response to COVID-19, as many other companies have done, we required substantially all of our employees to continue to work remotely; implemented travel restrictions; and postponed or canceled our in-person customer, industry and employee events and converted other events to virtual-only experiences. These precautionary measures could have increasingly negative effects on our sales and marketing efforts, customer success efforts, and revenue growth rates or other financial metrics, or create operational or other challenges, any of which could adversely impact our business, operating results and financial condition in any given period. We may also continue to experience impacts to productivity and other operational and business impacts if our employees, executives or their family members experience health issues, or if there are continued delays in our hiring and onboarding of new employees.

If and when local regulations permit, we may decide to re-open one or more of our offices and allow our employees to return to work, which would create additional risks and operational challenges. We anticipate that the re-opening of our offices will require non-trivial investments in the design, implementation and enforcement of new workplace safety protocols. Furthermore, even if we re-open some of our offices, it is possible that local authorities could impose stay at home orders which would require us to close our offices in the future. These efforts may divert management attention, and the protocols may create logistical challenges for our workforce which could adversely impact employee productivity and morale. Even if we follow what we believe to be best practices, there can be no assurance that our measures will prevent the transmission of COVID-19 between workers. Any incidents of actual or perceived transmission may expose us to liability from employee claims, adversely impact employee productivity and morale, and even result in negative publicity and reputational harm.

In mid-2020, we saw some loosening of government-mandated COVID-19 restrictions in certain locations in response to improved COVID-19 infection levels. However, upon worsening COVID-19 infection rates in certain locations throughout 2021, local governmental authorities have either re-imposed some or all of earlier restrictions or imposed other restrictions, all in an effort to prevent the spread of COVID-19. Further, in late 2020 and early 2021, vaccines for combating COVID-19 were authorized for emergency use by health agencies in certain countries and regions in which we operate (including the United States, United Kingdom, European Union, Canada and Australia) and began to be administered. Despite widespread vaccinations in the United States, cases of COVID-19 are rising in some states, particularly as new variants arise. Additionally, some states have reinstated certain restrictions due to new variants of COVID-19. It is unclear if and when full administration of the COVID-19 vaccines will occur and to what extent they are effective against COVID-19 variants, including the Delta and Omicron variants. Further, even as more people are vaccinated, they may not feel comfortable gathering with large crowds for in-person events, and events continue to be subject to cancellation measures depending on restrictions. In addition, the roll out of vaccines in some jurisdictions, including India, where a substantial proportion of our employees are located, and other markets in which we intend to expand our business, is much slower than in the United States.

The duration and extent of the impact from the global COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, new variants of the virus, the actions taken to contain it or treat its impact and the distribution and efficacy of vaccines, the disruption caused by such actions and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed. We are also unable to predict whether remote work arrangements will remain a trend if and when offices reopen and some employees return to in-person work arrangements, and what the timing and demand for hybrid work arrangements will be. It remains uncertain whether the shift to remote work arrangements will remain permanent as the COVID-19 pandemic evolves and eventually abates. To the extent the global COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described herein.

Risks Relating to Our Business and Industry

Operational Risks

We are substantially dependent upon the addition of new customers and the continued growth of the market for our event marketing and management solutions.

We derive, and expect to continue to derive, a significant majority of our revenue from the sale of our cloud solutions. During the years ended December 31, 2021 and 2020, 69.8% and 63.4%, respectively, of our total revenue was derived from our Event Cloud business. Therefore, the sustained acceptance and use of the cloud-based business model for delivery of our event marketing and management solutions is critical to our future growth and success. Planners have traditionally relied on point solutions, manual, paper and spreadsheet-based systems to organize events. Our ability to grow our business and increase revenue depends on our success in continuing to educate planners about the potential benefits of our cloud-based solutions. Concerns about cost, fraud, privacy, security, reliability and other issues may cause potential buyers not to adopt our applications. Moreover, planners who have already invested substantial resources in other registration and management systems or methods may be reluctant to adopt a new approach like ours to supplement or replace existing systems or methods. If organizations do not widely adopt applications such as ours, our ability to grow our business will be limited.

Our growth is also dependent upon identifying planners and converting them to new customers. Meeting and event planners and marketers can be found in a range of corporate departments and within a range of job functions and titles, which makes it difficult to identify prospective event organizers. Since our formation, we have proactively and systematically worked to identify such potential customers. However, we cannot guarantee that we will be able to continue to identify them.

In addition, our business is sensitive to adverse trends in one or more event or hospitality industries, including declines or disruptions in the demand for events and meetings, including those due to economic downturns, natural disasters, geopolitical upheaval and global pandemic (such as the global COVID-19 pandemic), and discretionary consumer and corporate spending. Our Event Cloud business is affected by the number and types of events held and the number of registrations. Any reduction in the demand for events and meetings would adversely affect our business, results of operations and financial condition. See the discussion under the headings “—The effects of the global COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain” and “—Our business is susceptible to declines or disruptions in the demand for meetings and events, including those due to economic downturns, natural disasters, geopolitical upheaval and global pandemics.”

Our Hospitality Cloud business depends on maintaining and expanding our relationships with hotels and venues.

An important component of the success of our Hospitality Cloud depends on our ability to maintain and expand relationships with hotels and venues. A substantial portion of our revenue is derived from compensation negotiated with hotels and venues for advertising and software solutions, particularly through CSN. During the years ended December 31, 2021 and 2020, approximately 30.2% and 36.6%, respectively, of our total revenue was derived from our Hospitality Cloud.

If we are unable to continue to successfully sell marketing solutions to individual hotels and venues, our financial results may suffer. Furthermore, although individual hotel properties typically make separate decisions as to their advertising spending, the influence of the corporate offices of major hotel chains may affect the decisions of their individual properties. For example, if a corporate parent discontinues its relationship with us in favor of another solution, our relationship with the properties under that brand may suffer. This may lead to considerable lost revenue or result in additional costs to complete sales of our advertising, any of which would adversely affect our operating results.

This risk is heightened by the concentrated nature of the hospitality industry, which is dominated by a relatively small number of major hotel chains, particularly in the United States. Recent high-profile mergers and acquisitions among the major hotel chains suggest that the industry’s level of concentration may increase. If we are unable to maintain and grow our network of hotels and venues, we may be unable to satisfy our customers’ needs, lose market share or incur additional costs to support our customers, all of which may adversely affect our business, results of operations and financial condition. Further, if we are unable to successfully develop and sell additional products to hotels and venues, including but not limited to group marketing and sales solutions and group business intelligence, we may not achieve our anticipated revenue from these customers, which would adversely affect our business, results of operations and financial condition.

In addition, our business is sensitive to adverse trends in one or more event or hospitality industries, including declines or disruptions in the demand for events and meetings, including those due to economic downturns, natural disasters, geopolitical upheaval and global pandemic (such as the global COVID-19 pandemic), and discretionary consumer and corporate spending. Our Hospitality Cloud business is affected by the length and number of hotel room bookings that our customers purchase to run their events. Any decline in attendance at or reduction in the number of events, as well as any restrictions on the hospitality industry to host events, has had and is expected to continue to have an adverse effect on our revenue and operating income would adversely affect our business, results of operations and financial condition. See the discussion under the headings “—The effects of the global COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain” and “—Our business is susceptible to declines or disruptions in the demand for meetings and events, including those due to economic downturns, natural disasters, geopolitical upheaval and global pandemics.”

Data published by third parties and internally generated data and assumptions may prove to be inaccurate. In particular, the estimates of market opportunity and forecasts of market growth included in this Annual Report may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

The market for event marketing and management software is still evolving. We rely on data published by third parties and on internally generated data and assumptions to calculate the size of our target market, customer groups and verticals within customer groups. For example, we rely on a worldwide TAM, and we make assumptions about the direction of the events industry, including with respect to the mix of in-person, virtual and hybrid events. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our future growth rate may be limited. In addition, these inaccuracies or errors may cause us to misallocate capital and other business resources, which would adversely affect our business, results of operations and financial condition.

The estimates of market opportunity and forecasts of market growth included in this Annual Report may prove to be inaccurate. Market opportunity estimates and growth forecasts included in this Annual Report, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including the risks described herein. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable users or companies covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with our platform and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecasted in this Annual Report, our business could fail to grow at similar rates, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Annual Report should not be taken as indicative of our future growth.

If the security of our or our customers’ confidential or personal information stored in our or our third-party service providers’ systems is breached or otherwise subjected to unauthorized access, our business could be materially and adversely affected, our reputation may be severely harmed and we may be exposed to liability.

Our system stores personally identifiable information, proprietary email distribution lists, credit card information and other critical, private, confidential and personal data for our customers and our customers’ event participants. We believe that we take reasonable steps to protect the security, integrity and confidentiality of the information we collect, store and otherwise process, but there is no guarantee that inadvertent (for example, software bugs, computer viruses or other technical malfunctions, employee error or malfeasance, or other factors) or unauthorized disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. We have in the past experienced, and we or our third-party service providers may in the future experience, successful attempts by third parties to obtain unauthorized access to our or our customers’ data despite our security measures. Techniques used to obtain unauthorized access change frequently, and we and our third-party hosting facilities and service providers may be unable to anticipate these techniques, implement adequate preventative measures or prevent, detect and stop such attacks, or react in a timely or effective manner. Any willful or accidental security breaches or other unauthorized access to our or our third- party service providers’ systems could expose us to substantial liability for the loss of such information, adverse regulatory actions or inquiries by international, federal, state or local governments, time-consuming and expensive investigations and litigation, extensive downtime of our systems and other possible liabilities.

If our or our third-party service providers’ security measures are breached because of third-party actions, including employee error, malfeasance, malicious code (such as malware, viruses, trojans, worms and ransomware), theft or fraud, state-sponsored organizations or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers could be severely damaged, and we could incur significant liability. In addition, many jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data, and our agreements with certain partners could require us to notify them in the event of a security incident. These mandatory disclosures regarding a security breach may lead to widespread negative publicity and may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, could harm our reputation, and we could lose customers or fail to acquire new customers. If we experience compromises to or interruptions or disruptions of our information technology systems as a result of security lapses, technical difficulties or otherwise that result in performance or availability problems of our cloud-based solutions, the complete shutdown of our cloud-based solutions, or the loss or unauthorized disclosure of confidential or personal information, our partners or customers may be harmed or lose trust and confidence in us, and decrease the use of our solution or stop using our solution in its entirety, and we could suffer reputational harm. We could also suffer financial harm as any such breach could cause us to issue refunds or service credits to customers for prepaid and unused subscription services or indemnify our customers for their losses. Any breach, loss or compromise of personal data may also subject us to severe civil fines and penalties, or claims for damages either under the General Data Protection Regulation, or the European General Data Protection Regulation (“GDPR”), and relevant member state law in the European Union (the “E.U.”), other foreign laws, and other relevant state and federal privacy laws, rules and regulations in the United States.

Due to the size and complexity of our technology platform and services, the amount of data that we store and the number of customers, employees and third-party service providers with access to personal data, we, our third-party service providers and their subcontractors are potentially vulnerable to a variety of intentional and inadvertent cybersecurity attacks and other security-related incidents and threats, which could result in a material adverse effect on our business, financial condition and results of operations. Any contractual protections we may have from our third-party service providers may not be sufficient to adequately protect us against such consequences, and we may be unable to enforce any such contractual protections. Due to applicable laws and regulations or contractual obligations, we may be held responsible for any information security failure or cybersecurity attack attributed to our third-party service providers as they relate to the information we share with them. A vulnerability in a third-party service provider’s software or systems, a failure of our third-party service providers’ safeguards, policies or procedures, or a breach of a third-party service provider’s software or systems could result in the compromise of the confidentiality, integrity or availability of our systems or the data housed in our third-party solutions.

Our third-party service providers may also suspend or discontinue their relationships with us. For example, we work with third-party service providers to process credit card payments by our customers and are subject to payment card association operating rules. If our security measures fail to protect this information adequately or we fail to comply with the applicable operating rules, we could be liable to both our customers for their losses, as well as the third-party service providers under our agreements with them. We could also be subject to fines and higher transaction fees. Any of these effects could harm our business, results of operations and financial condition.

We have indemnity provisions under our contracts with our customers, vendors, lessors, business partners and other parties, which could have a material adverse effect on our business.

In our agreements with customers, vendors, lessors, business partners and other parties, we typically agree to indemnify them for losses related to claims by third parties of intellectual property infringement, misappropriation or other violation. Additionally, from time to time, customers require us to indemnify them for breach of confidentiality or violation of applicable law, among other things. Although we normally seek to contractually limit our liability with respect to such obligations, some of these agreements provide for extremely high liability caps and the existence of any dispute may have adverse effects on our customer relationships and reputation, and we may incur substantial liability related to them. In addition, provisions regarding limitation of liability in our agreements with customers, vendors or other third parties may not be enforceable in some circumstances or jurisdictions or may not protect us from claims and related liabilities and costs. We maintain insurance to protect against certain types of claims associated with the use of our products and services, but our insurance may not adequately cover any such claims and may not continue to be available to us on acceptable terms or at all. If any such indemnification obligations are triggered, we could face substantial liabilities or be forced to make changes to our products and services, enter into license agreements, which may not be available on commercially reasonable terms or at all, or terminate our agreements with customers, vendors and other third parties and provide refunds. In addition, even claims that ultimately are unsuccessful could result in expenditures of management’s time and other resources. Furthermore, any legal claims from customers and channel partners could result in reputational harm and the delay or loss of market acceptance of our products and services.

We face significant competition from established and new companies offering event marketing and management software.

We operate in an intensely competitive market that is characterized by constant change and innovation. The market for event marketing and management software is evolving, highly competitive and significantly fragmented, and we expect competition to continue to increase in the future. With the increased demands for event marketing and management solutions as well as the potential influx of new entrants to the market, which have increased substantially with the significant increase of virtual events and virtual event providers, we expect competition to intensify in the future, which could harm our ability to increase sales and maintain our prices.

Our biggest competitor is existing manual, paper and spreadsheet-based systems event planners employ by themselves. Competition also arises from small and large event technology providers that compete with one or some of the components of our platform, such as event marketing, consumer ticketing, registration management, onsite solutions, mobile event apps and venue sourcing and booking; providers that exclusively offer point solutions for hosting virtual events; in-house developed solutions that are difficult to maintain and do not integrate into marketing automation or CRM systems; meeting and event management firms that offer their own custom-built event technology or leverage other commercial tools to run events for organizations of all sizes; venue searches and bookings processed by phone or email, and budget and expense through spreadsheets; online group sourcing and booking solutions, including group buying websites, consolidators and wholesalers of meeting products and services, and search websites; and hotel and venue direct websites and their call centers that provide direct sourcing and booking solutions. We believe the principal competitive factors in our market include the following breadth and depth of feature set; pricing; user experience; global client support and implementation services; scalability and security; privacy and industry-specific compliance with regulations; integration into other enterprise software solutions; and terms and commissions for direct booking.

Our competitors vary with each challenge that our event marketing and management solutions address, and include, for example, providers of point solutions for event marketing, consumer ticking, registration management, onsite events, virtual events, ecommerce payments, budgeting, web surveys, web content management, scheduling, room and table assignments, name badging, mobile app development, social media, onsite event solutions, venue sourcing, and business intelligence for the hospitality and meetings and events industries. If individual point solutions become less expensive, we may face general pricing pressure or pressure to adjust our pricing model. For example, if mobile app development increases significantly and, as a result, developers reduce their fees, we may be forced to reduce the fees that we charge for our mobile event apps to remain competitive. We also compete against online group sourcing and booking solutions and search websites. Additionally, we compete against companies that provide niche, highly specialized software focused on a specific industry vertical that certain customers may prefer if they desire software specifically focused on their industry. Large enterprises may also decide to develop their own event marketing and management software in-house, which could lead such large enterprises to stop using our platform.

We expect to face additional competition with the continued development and expansion of the event marketing and management software market. We expect that custom development efforts, open source initiatives and new competitors, such as software vendors that have traditionally focused on other applications, may enter the event marketing and management market or hospitality marketing and business intelligence market with competing products, which could have an adverse effect on our business, operating results and financial condition. Additionally, competitors with point solutions today may develop a comprehensive event marketing and management software that is similar to our own.

Our current and potential competitors may: have significantly more financial, technical, marketing and other resources than we have; be able to devote greater resources to the development, promotion, sale and support of their products and services; have more extensive customer bases and broader customer relationships; and have longer operating histories and greater name recognition. Some competitors have received, or may receive in the future, significant resources from private investors seeking growth, rather than profit; these competitors could be able to deploy significant resources without corresponding pressure to earn quarterly profits.

As a result, these competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. In some cases, these vendors may also be able to offer event marketing and management solutions at little or no additional cost by bundling them with their existing applications. If we are unable to compete with such companies, the demand for our solutions could substantially decline. To the extent any of our competitors have existing relationships with potential customers, those customers may be unwilling to purchase our solutions because of those existing relationships with that competitor. To the extent that we consider acquiring one of our competitors, this heightened competition could increase the cost of an acquisition within our industry.

Moreover, current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others. By doing so, these competitors may increase their ability to meet the needs of our customers or potential customers. In addition, our current or prospective indirect strategic partners may establish cooperative relationships with our current or future competitors. These developments could limit our ability to obtain revenue from existing and new customers. If we are unable to compete successfully against current and future competitors, our business, results of operations and financial condition would be harmed. Our competition is discussed further in the section titled “Competition” in Part I, Item 1. “Business.”

Disruption of our operations, infrastructure or systems, or disruption of the operations, infrastructure or systems of the third parties on which we rely, could damage our reputation and result in credits to customers or a loss of users, which would harm our business and operating results.

Our customers use our applications to manage important aspects of their businesses, and any disruption in our services or loss of data could damage our customers’ businesses and subject us to substantial liability, harm our reputation, result in costly litigation or regulatory investigations or inquiries and negatively affect our business, results of operations and financial condition. If that occurs, our customers may delay or withhold payment to us, elect not to renew, or make contractual or other claims against us. The occurrence of any of these events could: result in an increase in our bad debt expense; result in an increase in collection cycles for accounts receivable; require us to establish a warranty provision; or incur the expense or risk of litigation. Further, if we are unable to meet the stated service level commitments we have guaranteed to some our customers, we may be contractually obligated to provide these customers with credits for future service or refund customers for prepaid amounts with regard to unused services. Our insurance coverage may not be sufficient to compensate us for the potentially significant losses that may result from claims arising from disruptions in our services. Such an event would also harm our reputation and we could lose future sales.

Disruptions may result from errors we make in delivering, configuring, or hosting our applications, or designing, maintaining or scaling our applications. In addition, our customers may use our services in ways that cause disruptions for other customers. We have experienced disruptions in our systems in the past, including server failures that temporarily slowed down the performance of our websites and mobile applications and we may experience more significant interruptions in the future.

Disruptions in service can also result from circumstances that are outside of our control. We currently serve our customers primarily using equipment managed by us and co-located in data center facilities operated by third-parties. These data centers are vulnerable to damage or interruption from earthquakes, floods, fires, power loss and other events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct, equipment failure and adverse events caused by operator error. We cannot rapidly switch to a new data center in the event of an adverse event. Despite precautions taken at these facilities, problems at these centers could result in lengthy service disruption and data loss, which could harm our reputation, and negatively affect our business, results of operations and financial condition.

We are also dependent on the maintenance and expansion of the infrastructure of the internet, over which we have no control. Any failure of the internet infrastructure we rely on, even for a short period of time, could result in service disruption. Similarly, we use third-party providers for internet and other telecommunication services, as well as other information technology services that are essential to our cloud-based event marketing and management solutions. Any errors, defects, interruptions or other performance problems with any of our third- party information technology providers could cause lengthy service disruption or data loss, which could harm our reputation, and negatively affect our business, results of operations and financial condition.

Our future growth depends on our ability to scale and adapt our applications, accommodate increasing traffic and storage demands, advance our technology, and meet expanding customer requirements. This may require us to change, upgrade, expand or replace our applications and infrastructure, often with advanced, complex, new and untested technologies. Scaling and adapting our systems is likely to be difficult, require additional technical expertise and incur substantial costs, and we may not be successful in developing or implementing adequate solutions. Any difficulty or failure in performing necessary changes, upgrades, expansions or replacements could lead to lengthy service disruption or data loss, which could harm our reputation, and negatively affect our business, results of operations and financial condition.

There can be no assurance that our disaster preparedness will prevent significant disruption of our applications and operations. Our customers access substantial components of our platform from our primary data center. We maintain operationally equivalent server, network and storage infrastructure at our backup data center. However, our backup data center is not designed and operated to the same mechanical redundancy standards as our primary data center. A failure of systems at both sites may result in disruption of substantial components of our platform or the loss of data, including personal or confidential data. Any difficulty or failure in maintaining business continuity could lead to lengthy service disruption or data loss, which could harm our reputation, and negatively affect our business, results of operations and financial condition.

Our business depends substantially on renewing agreements with existing customers and selling additional solutions to them. Any decline in—or failure to grow—our customer renewals or expansions would likely harm our future operating results.

Our business relies on a land-and-expand business model, in which customers grow their spend with us over time, and depends substantially on renewing agreements with existing customers and selling additional solutions to them. The impact of non-renewals or failure to grow our customer renewals is heightened for larger customers and where we are unable to recognize sufficient revenue to offset related customer acquisition costs prior to termination or cancellation of our customer agreements. See the discussion under the heading “— We target large customers, and sales to these customers involve risks that may not be present or are present to a lesser extent with sales to smaller customers. Large customers often demand more configuration and integration services, or customized features and functions that we may not offer. Failure to secure large new customers, deepen our penetration of our large customer base or the loss of large customers would have an adverse effect on our annual recurring revenue, business and operating results.” Any decline in or failure to grow our customer renewals will adversely impact our annual recurring revenue, a key metric of our business. Additionally, any failure to renew our customers at higher annual values, or declines in upsells and cross-sales to existing customers, would adversely impact our net dollar retention rate. See the discussion under the heading “— Our net dollar retention rate may decline or fluctuate.”

We offer our Event Cloud solutions primarily through annual and multi-year subscription agreements and our Hospitality Cloud solutions primarily through a mix of single-year and multi-year agreements. In order for us to improve our operating results, it is important that our Event Cloud customers renew their existing subscription agreements and our Hospitality Cloud customers renew their advertising and software agreements with us when the initial term expires, as well as purchase additional solutions and advertising from us.

Our customers have no renewal obligation after their initial term expires, and we cannot be assured that we will be able to renew agreements with any of our customers at the same or higher contract value. Some agreements also contain a termination right for the customer if the customer is dissatisfied with our services because of substantial nonperformance that remains uncured by us, or if we are unable to comply with various regulations that apply to such customer’s highly-regulated industry. If our customers do not renew their agreement or renew on less favorable terms to us, our revenue may decline, and our operating results would likely be harmed. We typically bill customers for no longer than the upcoming contract year with payment due upfront regardless of the full length of the contract, although we incur most of our customer acquisition costs at the time of sale. These costs can be significant. If a customer does not renew or cancels its agreement with us, we may not recognize sufficient revenue from that customer prior to the termination or cancellation to offset the acquisition costs associated with that customer.

We target large customers, and sales to these customers involve risks that may not be present or are present to a lesser extent with sales to smaller customers. Large customers often demand more configuration and integration services, or customized features and functions that we may not offer. Failure to secure large new customers, deepen our penetration of our large customer base or the loss of large customers would have an adverse effect on our annual recurring revenue, business and operating results.

One of our key sales initiatives is targeting sales to large enterprise customers. We focus on growing the number of customers that contribute more than $100,000 of annual recurring revenue (“ARR”) as a measure of our ability to scale with our existing customers and attract larger organizations to Cvent. Revenue from these customers represented 41.0%, 32.9% and 32.6% for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, 2020 and 2019, we had 802, 666 and 722 customers that contributed more than $100,000 of revenue in each of their respective years. The increase in number of clients that contribute to more than $100,000 of ARR in 2021 was primarily due to the impact of the global COVID-19 pandemic, and we expect this number to rise again once the impact of the pandemic on our business subsides. Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities, such as longer sales cycles, more complex customer requirements upfront sales costs, and less predictability in completing some of our sales.

For large enterprises, the customer’s decision to use our solution may be an enterprise-wide decision and require us to provide more education about the use and benefits of our software, as well as education regarding privacy and data protection laws, rules and regulations to prospective customers with international operations. In addition, larger customers may demand more complicated client set-up, integration services, features and more stringent contract terms. Further, these opportunities may require us to devote greater sales support and professional services resources to targeted customers. For example, enterprise customers typically spend more time negotiating contract terms. Accordingly, selling to enterprise customers will necessarily increase our costs of sales, lengthen our sales cycles and decrease our capability to predict our ability to close the sale. The increased costs may also decrease our gross margins. If a customer is not satisfied with the quality of work performed by us or with the type of services or solutions delivered, we could incur additional costs to address the situation, the profitability of that work might be impaired and the customer’s dissatisfaction with our services could damage our ability to obtain additional work from that customer. This risk is heightened in respect of large customers. See “— The loss of one or more of our large enterprise customers could negatively affect our ability to market our platform.”

Large enterprise customers comprise a significant portion of our customer base. Large customers may demand more configuration and integration services, which generally increases our upfront investment in sales and deployment efforts—even for deployments that are handled primarily by one of our implementation partners—with no guarantee that these customers will increase the scope of their subscription in order to offset our greater upfront costs. As a result of these factors, we and our partners must devote a significant amount of sales support and professional services resources to individual customers, increasing the cost and time required to complete sales. Additionally, our platform does not currently permit customers to modify our code. If prospective customers require customized features or functions that we do not offer and that would be difficult for them to deploy themselves, then the market for our platform will be more limited and our business could suffer as those enterprise customers decide to use another vendor or choose not to renew their subscription with us.

In addition, negative publicity related to our customer relationships, regardless of its accuracy, could harm our professional reputation and operating results. This risk is heightened in respect of large customers. See “— The loss of one or more of our large enterprise customers could negatively affect our ability to market our platform.”

Our net dollar retention rate may decline or fluctuate.

Our business model relies on not only acquiring new customers, but also on renewing and expanding relationships with existing customers over time. Our ability to expand sales within our existing customer base will depend on a number of factors, including their satisfaction with our solutions and support, competition and the extent to which our customers expand their Total Event Programs. We rely in part on upsells and cross-sales to existing customers to fuel our revenue and growth.

Our net dollar retention rate may decline or fluctuate as a result of a number of factors, including the growing level of our revenue base, the level of penetration within our customer base, expansion of products and features, our ability to retain our customers, our ability to upsell and cross-sell to our customers, business strength or weakness of our customers, customer usage, customer satisfaction with our products and platform capabilities and customer support, our prices, the capabilities and prices of competing products, mergers and acquisitions affecting our customer base, consolidation of affiliates’ multiple paid business accounts into a single paid business account, the effects of global economic conditions, or reductions in our customers’ spending on information technology solutions or their spending levels generally. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. If our customers do not purchase additional subscriptions and products from us or our customers fail to renew their subscriptions, our revenue may decline and our business, financial condition and results of operations may be harmed. Additionally, we may calculate our net dollar retention rate differently than other companies, and our calculation of net dollar retention rate is not directly comparable to that of other companies.

Our business is substantially dependent upon the continued strength of the market for on-demand software solutions.

We derive, and expect to continue to derive, substantially all of our revenue from the sale of our on-demand solutions. As a result, continued widespread acceptance and use of the on-demand business model is critical to our future growth and success. Under the traditional perpetual or periodic license model for software procurement, users of the software would typically install and operate the applications on their hardware. Because many companies are generally predisposed to maintaining control of their information technology systems and infrastructure, there may be resistance to the concept of accessing software as a service provided by a third party. In addition, competitive dynamics may cause pricing levels to change as the market continues to mature and as existing and new market participants introduce new types of solutions and different approaches to enable organizations to address their technology needs. As a result, we may be forced to reduce the prices we charge for our products and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically. If the market for on-demand software solutions stops growing, grows more slowly than we currently anticipate or evolves and forces us to reduce the prices we charge for our products, our revenue, gross margin and other operating results could be materially adversely affected.

If we lose access to third-party licenses, our software product development and production may be delayed or we may incur additional expense to modify our products or products in development.

Some of our solutions contain software licensed from third parties. Third-party licensing arrangements are subject to a number of risks and uncertainties, including:

•
undetected errors or unauthorized use of another person’s code in the third party’s software;
•
disagreement over the scope of the license and other key terms, such as royalties payable;
•
infringement, misappropriation or other actions brought by third-party licensees;
•
that third parties will create solutions that directly compete with our products; and
•
termination or expiration of the license.

Because of these risks, some of these licenses may not be available to us in the future on terms that are acceptable to us or allow our products to remain competitive or at all. The loss of these licenses or the inability to maintain any of them on commercially acceptable terms could delay development of future products or impair the functionality or enhancement of existing products, leading to increased expense associated with licenses of third-party software or development of alternative software to provide comparable functionality for our existing products and modification of our existing products. Additionally, in the future, we may identify additional third-party intellectual property we may need to license in order to engage in our business, including to develop or commercialize new products or services, but such licenses may not be available on acceptable terms or at all. Further, if we lose or are unable to maintain or obtain any of these third-party licenses or are required to modify software obtained under third-party licenses, it could delay the release of new products, delay enhancements to our existing products or delay sales of our existing products. Any delays could result in loss of competitive position, loss of sales and loss of customer confidence, which could have a material adverse effect on our business, results of operations and financial condition.

If we fail to comply with our obligations under license or technology agreements with third parties, we may be required to pay damages and we could lose license rights that are critical to our business.

We license certain intellectual property, including technologies, data, content and software, from third parties that is important to our business from third parties, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could inhibit our ability to commercialize our products and services. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, the agreements under which we license intellectual property or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition and results of operations.

We have experienced rapid growth and significant organizational change in recent periods and expect continued future growth, both organically and by acquisitions. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

Historically, our headcount and operations have grown rapidly, both domestically and internationally, since our inception. While our employee headcount for the year ended December 31, 2020 contracted primarily due to our management of the business during the global COVID-19 pandemic, for the year ended December 31, 2021 we added 712 net-new full-time positions. For the years ended December 2014 through 2021, our headcount grew 12.0%, on compound annual growth basis and our headcount has grown 19.8% for the year ended December 31, 2021. This growth has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We anticipate further growth will be required to address increases in our cloud offerings and continued geographical and product expansion. Our success will depend in part upon the ability of our management team to manage this growth effectively. To do so, we must continue to recruit, hire, train, manage, integrate and retain a significant number of qualified managers, technical personnel and employees in specialized roles within our company, including in technology, sales and marketing. If our new employees perform poorly, or if we are unsuccessful in recruiting, hiring, training, managing and integrating these new employees, or retaining these or our existing employees, our business may suffer.

In addition, to manage the expected continued growth of our headcount, operations and geographic expansion, we will need to continue to improve our information technology infrastructure and operational, financial and management systems and procedures. Our anticipated additional headcount and capital investments will increase our costs, which will make it more difficult for us to address any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth, we will be unable to successfully execute our business plan, which could have a negative impact on our business, results of operations and financial condition.

Failure to adequately expand our sales force will impede our growth.

We will need to continue to expand and optimize our sales infrastructure in order to grow our customer base and our business. We plan to continue to expand our sales force both domestically and internationally to, among other reasons, take account of the growing need for virtual and hybrid events. We expect sales and marketing to continue to be among the most significant components of our operating expenses as we address the TAM we believe exists. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. It can take several months or longer before our sales representatives are fully trained and productive. Expanding our sales force also requires substantial investment in our recruiting, training and sales management functions. Our business may be adversely affected if our efforts to expand and train our sales personnel do not generate a corresponding increase in revenue. In particular, if we are unable to hire, develop and retain talented sales personnel, or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenue.

In the past we have completed acquisitions and may acquire or invest in other companies or technologies in the future, which could divert management’s attention, fail to meet our expectations, result in additional dilution to our stockholders, increase expenses, disrupt our operations and harm our operating results.

We have acquired businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. We cannot assure you that we will realize the anticipated benefits of these or any future acquisitions. The potential pursuit of additional acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are completed.

If we acquire additional businesses, we may be unable to assimilate or integrate the acquired personnel, operations or technologies successfully, or effectively manage the combined business following the acquisition. Our management may be distracted from operating our existing business. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, but not limited to the following:

•
unanticipated costs or liabilities associated with the acquisition, including tax liabilities;
•
incurrence of acquisition-related costs, which would be recognized as a current period expense;
•
inability to generate sufficient revenue or profit to offset acquisition or investment costs, or failure to generate the revenue we had anticipated from the acquired business;
•
the inability to maintain and renew relationships with customers and partners of the acquired business;
•
the difficulty of incorporating acquired technology and rights into our platform and of maintaining quality and security standards consistent with our brand;
•
difficulties and additional expenses associated with supporting legacy products;
•
delays in customer purchases due to uncertainty related to any acquisition;
•
the need to integrate or implement additional controls, procedures and policies;
•
challenges caused by distance, language and cultural differences;
•
harm to our existing business relationships with business partners and customers as a result of the acquisition;
•
the potential loss of key employees;
•
use of resources that are needed in other parts of our business and diversion of management and employee resources;
•
the inability to recognize acquired revenue in accordance with our revenue recognition policies under U.S. generally accepted accounting principles (“GAAP”) and the loss of acquired deferred revenue;
•
the use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition;
•
delays or errors in integrating back-end systems and departments, including but not limited to accounting and CRM systems; and
•
from time to time after acquiring a business, product, or technology, we may determine that it is necessary or appropriate to dispose of some or all of the acquired assets or business, and we may not be able to execute such disposition at a favorable time, or upon favorable terms.

Acquisitions may also increase the risk of unforeseen legal liability, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses which are not discovered by due diligence during the acquisition process. See “— Legal and Regulatory Risks — We are subject to stringent U.S. and foreign data privacy and protection laws, rules, regulations, policies, industry standards and contractual obligations, and our failure to comply could subject us to fines and damages and could harm our reputation and business” for more information. If an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, results of operations and financial condition.

Many of these risks are heightened by the fact that the companies we have acquired have been small and technologically early in their development. It is common for such companies to lack mature systems and processes. This has created challenges, including with respect to financial integration and accounting for acquired companies, and will create future challenges to the extent we acquire similar companies in the future. In addition, a significant portion of the purchase price of companies we acquire may be allocated to goodwill and other intangible assets, which must be assessed for impairment at least annually or when other triggering events are identified. Also, contingent consideration related to acquisitions will be remeasured to fair value at each reporting period, with any changes in the value recorded as income or expense. All of our recent acquisitions have included contingent consideration and/or other compensatory arrangements based on continued employment of certain key employees. If our acquisitions do not ultimately yield expected returns, we may be required to take charges to our operating results based on our impairment assessment process, which could harm our results of operations.

Our long-term success depends, in part, on our ability to operate offices located outside of the United States, including India.

A significant proportion of our operations and personnel are located outside of the United States and we intend to continue to expand and grow into international markets. We currently maintain offices in the United States, India, the United Kingdom, Canada, Singapore and the United Arab Emirates, and we are exploring opening additional international offices. In addition, we employ sales personnel in Australia, Spain, the Netherlands and Germany. Any international expansion efforts that we may undertake may not be successful. Further, conducting more extensive international operations subjects us to new risks that we have not generally faced in the United States. These risks include:

•
increased costs and unexpected errors in the localization of our solutions, including translation into foreign languages and adaptation for local practices and regulatory requirements;
•
challenges posed by different pricing environments and different forms of competition;
•
lack of familiarity and burdens of complying with foreign laws, legal standards, regulatory requirements (including privacy and data security requirements) and tariffs; the costs of compliance with anti-corruption and anti-bribery laws; and the risks and costs of noncompliance with such laws;
•
changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
•
difficulties in managing technology partners and differing technology standards;
•
difficulties in collecting accounts receivable;
•
difficulties in managing and staffing international operations;
•
differing labor laws and varying expectations as to employee standards;
•
difficulties in maintaining our company culture with a dispersed and distance workforce;
•
fluctuations in exchange rates that may increase the volatility of our foreign-based revenue and costs;
•
potentially adverse tax consequences, including those arising from the complexities of foreign value added tax (or other tax, including transfer pricing) systems, and restrictions on the repatriation of earnings;
•
limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•
uncertain political and economic climates;
•
reduced or varied protection for intellectual property rights in some countries;
•
that we may decide that it is necessary or appropriate to establish one or more data centers outside of the United States, which could be costly; and
•
inability to deliver compelling marketing messages that resonate with a local audience.

These factors and other related issues may cause our costs of doing business in new geographies to exceed the existing costs of our comparable operations in the United States and India. Operating in new international markets also requires significant management attention and financial resources. Any negative impact from our international business efforts could negatively impact our business, results of operations and financial condition.

We have significant operations in India. As of December 31, 2021, approximately 2,100 of our approximately 4,300 employees were based in India. Operating in India requires substantial resources and management attention and subjects us to economic, political and operational risks that are different from those in the United States. For example, there have been armed conflicts between India and neighboring Pakistan. Also, extremist groups within India and neighboring Pakistan have from time-to-time targeted Western interests.

Other risks specific to our operations in India include, but are not limited to, difficulty with responding to changes in economic conditions that may include inflation and fluctuations in exchange rates and interest rates; problems that impair our business infrastructure, such as telephone system failure or an international disruption of our information technology systems by a third party; failure to act in accordance with corporate, social responsibility, labor, environmental, health and safety standards and regulations; and the need to increase the levels of our employee compensation more rapidly than in the past to retain talent. We also face a risk that our employees outside of India may fail to coordinate with their Indian counterparts efficiently and productively. If any of these risks materialize, our business, results of operations and financial condition may be materially adversely affected.

Our business is susceptible to declines or disruptions in the demand for meetings and events, including those due to economic downturns, natural disasters, geopolitical upheaval and global pandemics.

Our business and financial performance are affected by the health of the worldwide meetings and events industry. Meetings and events are sensitive to business-related discretionary spending levels and tend to grow more slowly or even decline during economic downturns. Decreased expenditures by planners and participants could also result in decreased demand for our event marketing and management solutions, thereby causing a reduction in our sales. In addition, sales of our marketing solutions to hotels and venues may suffer if fewer planners use our solutions. Although we are optimistic about the capabilities of our solutions to assist planners in maximizing return on investment when funds available to spend on events are limited, further economic weakness and uncertainty may nonetheless result in significantly decreased spending on our event marketing and management solutions, which may adversely affect our business, operating results and financial condition.

External factors beyond our control may adversely affect the meetings and events industry, with a corresponding negative impact on our business and operating results. Economic downturns, rising oil prices, natural disasters, such as hurricanes, tsunamis, earthquakes or volcanic eruptions, and other phenomena, such as pandemics and epidemics, including COVID-19, have previously disrupted normal travel patterns and levels, which has correspondingly disrupted the meetings and events industry. The COVID-19 pandemic, particularly with respect to the Delta and Omicron variants, continues to disrupt the meetings and events industry. The meetings and events industry is also sensitive to other events beyond our control, such as political instability, regional hostilities, increases in fuel prices, the emergence and widespread adoption of more-effective teleconference and virtual meeting technologies, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and terrorist attacks, any of which could have an impact on our business and results of operations.

We are dependent in part upon our relationships with our strategic partners to sustain the flow of RFPs through the Hospitality Cloud.

Partnerships and strategic relationships with industry groups, technology providers and event and travel management companies is a key component of our marketing lead generation and sales model. Our access to certain customers is facilitated in some cases by strategic partner relationships with third-party planners. If these strategic partners terminate or do not renew their relationships with us, it could have a negative effect on revenue for marketing packages sold to our hotel and venue customers. Because we rely heavily on our partners, the loss of several of these partnerships would have a material impact on the value of the Hospitality Cloud.

We rely on third-party mobile application platforms such as the Apple App Store and the Google Play Store to distribute our mobile applications. Our business will suffer if we are unable to maintain a good relationship with such platform providers, if their terms and conditions or pricing change to our detriment, if we violate, or if a platform provider believes that we have violated, the terms and conditions of its platform, or if any of these platforms are unavailable for a prolonged period of time.

We distribute our mobile event apps through third-party platforms, such as the Apple App and Google Play stores. We are subject to these platforms’ standard terms and conditions for application developers, which govern the promotion, distribution and operation of applications on their platforms. Additionally, if we violate, or if a platform provider believes that we have violated, these terms and conditions, the particular platform provider may discontinue or limit our access to that platform, which could prevent us from satisfying our contractual obligations to our customers. Our business could also be harmed if a platform provider modifies its current terms of service or other policies in a manner adverse to us. Both Apple and Google have broad discretion to make changes to their operating systems or payment services or change the manner in which their mobile operating systems function and their respective terms and conditions applicable to the distribution of our applications, including the amount of, and requirement to pay, certain fees associated with purchases required to be facilitated by Apple and Google through our applications, and to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our products and services, our ability to distribute our applications through their stores, our ability to update our applications, including to make bug fixes or other feature updates or upgrades, the features we provide, the manner in which we market our in-app products, our ability to access native functionality or other aspects of mobile devices, and our ability to access information about our users that they collect. To the extent either or both of Apple or Google do so, our business, financial condition and results of operations could be materially adversely affected.

We also rely on the continued operation of these third-party platforms. In the past, some of these platforms have been unavailable for short periods of time. If this recurs on a prolonged or frequent basis, or other similar issues arise that impact users’ ability to download or use our mobile event apps, we may owe some of our customers rebates, which would increase our expenses and lower our gross margins. Our revenue, operating results, brand and reputation could also suffer harm. Furthermore, any material change or deterioration in our relationship with these platform providers could harm our business.

We have experienced losses in the years ended December 31, 2021, 2020 and 2019, and we may not achieve profitability in the future.

As of December 31, 2021 our accumulated deficit is $851.6 million. We experienced net losses of $86.1 million, $83.7 million and $91.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. We anticipate that our operating expenses will increase in the foreseeable future as we continue to invest to grow our business and acquire clients, develop our platform, develop new solutions and comply with the requirements of being a public company. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Many of our efforts to generate revenue from our business, particularly with respect to the Attendee Hub, are unproven over sustained periods, and any failure to increase our revenue or generate revenue from new solutions could prevent us from attaining or increasing profitability. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

If we do not continue to innovate and provide solutions that are useful to our customers and event registrants and attendees, we may not remain competitive, and our revenue and operating results could suffer.

Our success depends on continued innovation to provide features and services that make our solutions, websites and mobile apps useful for planners, hotels and venues and event registrants and attendees. Our competitors are frequently developing innovations in services and features. Additionally, the rapid pace at which technology evolves generally requires us to find new ways to deliver our solutions to end users with better performance and functionality. As a result, we must continue to invest significant resources in order to continually improve the speed, accuracy and comprehensiveness of our solutions, websites and mobile apps. For example, our capitalized software development costs were $108.9 million as of December 31, 2021. We may introduce significant changes to our existing solutions or develop and introduce new solutions, such as our Attendee Hub, which enables organizations to deliver online event experiences in a virtual-only use-case, or use the same technology to extend an in-person event to a global, online audience. In addition, we may use technologies with which we have little or no prior development or operating experience. If we are unable to continue offering innovative solutions or if new or enhanced solutions fail to engage planners, hotels and venues or event registrants and attendees, we may be unable to attract additional customers or event registrants or retain our current customers or event registrants and attendees, which may adversely affect our business, operating results and financial condition. We recognize that the pace of technological innovation is accelerating, and that we need to continue to innovate to maintain our product differentiation.

This risk is heightened by the competitive hiring market for technology professionals. In order to continue to innovate, we must hire and retain skilled technology professionals, as discussed below under the heading “— We rely on the performance of highly skilled personnel, including senior management and our sales and technology professionals; if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed.”

Our sales cycle can be lengthy and unpredictable, which may cause our operating results to vary significantly.

Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale to that customer, is often lengthy and unpredictable. Potential customers typically spend significant time and resources evaluating event marketing and management and venue marketing solutions, which requires us to expend substantial time, effort and money educating them about the value of our offerings. Accordingly, it is difficult for us to forecast when or if a sale will close or the size of any specific sales. In addition, customers may delay their purchases from one quarter to another as they (i) wait for us to develop new features, (ii) assess their budget constraints or (iii) forecast future business activity. In particular, factors affecting one of our key sales initiatives, targeting sales to large enterprise clients, which are discussed under the heading “— Our net dollar retention rate may decline or fluctuate.” typically increase our costs of sales, lengthen our sales cycles, and decrease our capability to predict our ability to close the sale. See “— We target large customers, and sales to these customers involve risks that may not be present or are present to a lesser extent with sales to smaller customers. Large customers often demand more configuration and integration services, or customized features and functions that we may not offer. Failure to secure large new customers, deepen our penetration of our large customer base or the loss of large our annual recurring revenue, business and operating results.” Any delay in closing, or failure to close, sales in a particular quarter or year could significantly harm our projected growth rates and could cause our operating results to vary significantly.

We rely on the performance of highly skilled personnel, including senior management and our sales and technology professionals; if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our senior management and our highly skilled team members, including our sales personnel and software engineers. Competition for well-qualified employees in all aspects of our business, including sales personnel and software engineers, is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business would be adversely affected. In addition, our efforts to compete for highly skilled and more experienced personnel may cause our average cost-per-employee to grow faster than the general economy, which could harm our operating results.

The loss of any of our senior management or key employees could adversely affect our ability to build on the efforts they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees.

Our ability to introduce new products and features is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed.

To remain competitive, we must continue to develop new product offerings, applications, features and enhancements to our existing offerings. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop our platform internally due to certain constraints, such as high employee turnover, lack of management ability or a lack of other research and development resources, we may miss market opportunities. Further, many of our competitors expend a considerable amount on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors could materially adversely affect our business.

Seasonality may cause fluctuations in our revenue, sales, billings, cash flow, operating expenses and operating results.

We generally experience seasonality in our sales and billings due to the seasonality of the underlying budgets of our clients. Our clients have historically made more purchasing decisions in the fourth quarter of the calendar year, and in the past we invoiced these customers on December 31 for new contracts or contract renewals that would begin on January 1. Accordingly, our fourth quarter has historically been our strongest quarter for new sales and renewals and the associated billings, and our first quarter has historically been the largest collections and operating cash flow quarter. The ongoing global COVID-19 pandemic, including the spread of the Delta, Omicron or other variants, may disrupt the business activities of our customers and negatively affect their purchasing decisions. See the discussion under the headings “The effects of the global COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain” and “Our business is susceptible to declines or disruptions in the demand for meetings and events, including those due to economic downturns, natural disasters, geopolitical upheaval and global pandemics.” Additionally, we experience seasonality in our overall revenue and expenses due to the timing of our client conference, Cvent CONNECT, which is our annual marketing event that brings together planners, hoteliers and venues to connect, learn and engage about the changing meetings and events industry ecosystem. The timing of Cvent CONNECT affects both our marketing costs and the revenue that we earn from registrations, certifications and sponsorships. We expect that in the future, as we continue to grow Cvent CONNECT, our marketing expenses and revenue associated with the marketing event will increase in absolute dollars. As a result, we would expect that our expenses to be lower and our total revenue to be higher in the quarter in which the event is hosted, which will likely result in low or negative sequential revenue growth in the quarter following the event.

If we fail to offer high-quality customer support, our business and reputation would suffer.

Our customers rely on our customer support services. High-quality education and customer support is important for the successful marketing and sale of our solutions and for the renewal of our agreements with existing customers. The importance of high-quality customer support will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell new services to existing and new customers would suffer and our reputation with existing or potential customers would be harmed.

Our business could be adversely affected if our users are not satisfied with the deployment, training and support services provided by us and our partners.

Our business depends on our ability to satisfy our customers and end users, both with respect to our application offerings and the professional services that are performed to help them use features and functions that address their business needs. High customer satisfaction requires that our customers undergo a successful implementation and be properly trained on our applications to effectively implement and increase their level of adoption of such applications. Incorrect or improper implementation or use of our applications could result in customer and user dissatisfaction and harm our business and operating results.

Professional services may be performed by our own staff, by a third party, or by a combination of the two. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers, and third parties provide a majority of deployment services for our customers. The work performed by us or these third parties that we rely on, including any work related to the onsite components of deployment services requested by a customer, might be adversely impacted directly or indirectly by the global COVID-19 pandemic, including as a result of restrictions in accessing customer sites. Additionally, if our customers’ personnel are unable to participate in deployment activities as a direct or indirect result of the global COVID-19 pandemic, this could result in delays in customer go-live dates for our applications. If customers are not satisfied with the quality and timing of work performed by us or a third party or with the type of professional services or applications delivered, or if we or a third party have not fully delivered on certain commitments made to our customers, then we could incur additional costs to address the situation, the revenue recognition of the contract could be impacted, and the dissatisfaction with our services could damage our ability to expand the applications subscribed to by our customers. We must also align our product development and professional services operations in order to ensure that customers’ evolving needs are met. Negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers both domestic and abroad.

Additionally, in order to maximize the value of our applications, we must continue to educate and train our customers and end users to develop the skills necessary to harness the power of our applications. If we are not able to effectively educate and train our users, they may choose not to renew their subscriptions, market perceptions of our company and our applications may be impaired, and our reputation and brand may suffer. Customers and other users also depend on our support organization to activate accounts and resolve technical issues relating to our applications. Some customers may depend on our support organization to provide services, for example, building registration websites, creating web graphics or other services. We may be unable to respond quickly enough to accommodate short-term increases in demand for support services. We may also be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results. Failure to maintain high-quality technical support and training, or a market perception that we do not maintain high-quality support or training, could adversely affect our reputation, our ability to offer and sell our applications, our renewal rates, and our business and operating results.

The loss of one or more of our large enterprise customers could negatively affect our ability to market our platform.

We rely on our reputation and recommendations from our large enterprise customers in order to promote subscriptions to our platform. The loss of several large enterprise customers could have a significant impact on our revenue, reputation and our ability to obtain new customers. We may lose customers for a variety of reasons, including the decision of a business customer to commence bankruptcy proceedings, restructure itself, dissolve or otherwise cease operations. We believe the risk of such events has increased with the recent global COVID-19 pandemic and may further increase as the pandemic continues. In addition, acquisitions of our customers by unrelated third parties could lead to cancellation of our contracts with those customers or by the acquiring companies, thereby reducing the number of our existing and potential customers.

Contractual disputes with our customers could be costly, time-consuming and harm our reputation.

Our business is contract intensive and we are party to contracts with our approximately 21,000 customers as of December 31, 2021 all over the world. Our contracts can contain a variety of terms, including service levels, security obligations, indemnification, renewal, termination and regulatory requirements. Contract terms may not always be standardized across our customers and can be subject to differing interpretations, which could result in disputes with our customers from time to time. If our customers notify us of a contract breach or otherwise dispute our contract, the resolution of such disputes in a manner adverse to our interests could negatively affect our operating results.

We derive a substantial portion of our revenue with hoteliers and venues from advertising and any significant reduction in spending by advertisers on our platforms could harm our business.

Our ability to grow advertising revenue with our existing or new partners is dependent in large part on our ability to provide value to them relative to other alternatives. Our ability to provide value to our partners depends on a number of factors, including, but not limited to, the following:

•
Our ability to increase or maintain user engagement;
•
Our ability to drive planners to our sourcing networks;
•
Our ability to increase or maintain the quantity and quality of ads shown to consumers;
•
The effectiveness of our advertising and the extent to which it generates sales leads, customers, bookings or financial results on a cost-effective basis;
•
The competitiveness of our products, traffic quality, perception of our platform, and availability and accuracy of analytics and measurement solutions to demonstrate our value; and
•
Adverse government actions or legal developments relating to advertising, including limitations on our ability to deliver targeted advertising.

Any of these or other factors could result in a reduction in demand for our ads, which may reduce the prices we receive for our ads, or cause event organizers to stop advertising with us altogether, any of which would negatively affect our revenue and financial results. Additionally, COVID-19 may do irreparable damage to some of our partners, which may have an impact on advertising long after the pandemic subsides and travel resumes.

Growth of our business will depend on a strong brand, and any failure to maintain, protect, defend and enhance our brand would hurt our ability to retain or expand our base of users, or our ability to maintain or increase their level of engagement with us.

We believe that a strong brand is necessary to continue to attract and retain event organizers and, in turn, the hotels and venues that choose to advertise on the Hospitality Cloud. We need to maintain, protect, defend and enhance our brand to expand our base of customers and users and increase their engagement with our solutions. This will depend largely on our ability to continue to provide high-value, quality, reliable, differentiated solutions and our ability to maintain our customers’ trust, which we may not be able to do effectively. We also believe that our reputation and brands may be harmed if we fail to maintain a consistently high level of customer service.

Our efforts to further promote our brand may require us to make substantial investments and may not be successful. Furthermore, negative publicity about our company, including our products, services content, technology, sales practices, personnel or customer service, could diminish confidence in, and the use of, our solutions, any of which could harm our operating results. If we are unable to maintain or enhance customer awareness of our brand cost-effectively, our business, operating results and financial condition could be harmed.

We may experience delays in product and service development, including delays beyond our control, which could prevent us from achieving our growth objectives and hurt our business.

Many of the problems, delays and expenses we may encounter may be beyond our control. Such problems may include, but are not limited to, problems related to the technical development of our products and services, problems with the infrastructure for the distribution and delivery of online media, the competitive environment in which we operate, marketing problems, consumer acceptance and costs and expenses that may exceed current estimates. Problems, delays or expenses in any of these areas could have a negative impact on our business, financial conditions or results of operations.

Delays in the timely design, development, deployment and commercial operation of our product and service offerings, and consequently the achievement of our revenue targets and positive cash flow, could result from a variety of causes, including many causes that are beyond our control. Such delays include, but are not limited to, delays in the integration of new offers into our existing offering, changes to our products and services made to correct or enhance their features, performance or marketability or in response to regulatory developments or otherwise, delays encountered in the development, integration or testing of our products and services and the infrastructure for the distribution and delivery of online media and other systems, unsuccessful commercial launches of new products and services, delays in our ability to obtain financing, insufficient or ineffective marketing efforts and slower-than-anticipated consumer acceptance of our products. Delays in any of these matters could hinder or prevent our achievement of our growth objectives and hurt our business.

Our onsite solutions present different risks than our cloud solutions.

We intend to expand our sales of onsite event solutions. These solutions include onsite registration and session check-in functionality, badge printing, lead capture, payment processing, mobile app integration and attendee engagement and exhibitor analytics. Onsite event solutions clients can choose from three different product offerings: (1) cloud-based software only, (2) cloud-based software and equipment rental and (3) cloud-based software, equipment rental and the use of our professional services staff. The latter two offerings present different risks than our cloud solutions. For example, as we grow our onsite solutions business, we will increase our exposure to personal injury or property damage claims arising from our actions or inactions at events staffed by our personnel or by contractors we hire. In addition, if we fail to hire or train enough talented project managers and other personnel to staff client events, or if our personnel, equipment or software fail to perform to our clients’ expectations, clients could be disappointed by our performance, we could lose future sales, and our reputation could be damaged. Our onsite solutions business requires a different cost structure than our cloud solutions; if our expectations or assumptions about this business prove inaccurate, or if we fail to execute on our business plan, we could fail to achieve our expected revenue and income from this line of business. Our solutions involving onsite staff and equipment could also subject us to sales tax or other taxes in an increasing number of jurisdictions, both domestically and internationally. If any of these risks materialize, our business, operating results and financial condition could be harmed.

If we do not or cannot maintain the compatibility of our solutions with third-party applications that our customers use in their businesses, demand for our solutions could decline.

The functionality of our cloud-based platform depends, in part, on our ability to integrate it with third-party applications and data management systems that our customers use and from which they obtain data. In addition, we rely on access to third-party application programming interfaces (“APIs”) to provide our social media channel offerings through social media platforms. Third-party providers of these applications, data management systems and APIs may terminate their relationships with us, change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications, data management systems and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party applications and platforms with our cloud-based platform, which could negatively impact our offerings and harm our business. Further, if we fail to integrate our platform with new third-party applications and platforms that our customers use, or to adapt to the data transfer requirements of such third-party applications and platforms, we may not be able to offer the functionality that our customers need, which would negatively impact our offerings and, as a result, could negatively affect our business, results of operations and financial condition.

Incorrect or difficulty with implementation of our software could result in customer dissatisfaction and negatively affect our business, financial condition, results of operations and growth prospects.

Our customers require training and experience in the proper use of, and the benefits that can be derived from, our offerings in order to maximize their potential. If users of our offerings do not implement, use, or update them correctly or as intended, actual or perceived inadequate performance or security incidents may result. Because our customers rely on our software to manage a wide range of operations, the incorrect implementation or use of, or our customers’ failure to update, our software, or our failure to train customers on how to use our software productively, may result in customer dissatisfaction and negative publicity, which may adversely affect our reputation and brand. Our failure to effectively provide training and implementation services to our customers could result in lost opportunities for follow-on sales to these customers and decrease subscriptions by new customers, which would adversely affect our business, financial condition, results of operations and growth prospects.

We rely on data provided by third parties, the loss of which could limit the functionality of our platform and disrupt our business.

Select functionality of our platform depends on our ability to deliver data, including hotel layout information and capabilities. Some of this data is provided to us pursuant to third-party data sharing policies and terms of use, under data sharing agreements by third-party providers or by customer consent. In the future, any of these third parties could change its data sharing policies, including making them more restrictive, or alter its algorithms that determine the placement, display, and accessibility of search results and social media updates, any of which could result in the loss of, or significant impairment to, our ability to collect and provide useful data to our customers. These third parties could also interpret our or our third-party service providers’ data collection policies or practices as being inconsistent with their policies, which could result in the loss of our ability to collect this data for our customers. Any such changes could impair our ability to deliver data to our customers and could adversely impact select functionality of our platform, impairing the return on investment that our customers derive from using our solution, as well as adversely affecting our business and our ability to generate revenue.

Privacy concerns and end users’ acceptance of Internet behavior tracking may limit the applicability, use and adoption of our platform.

Privacy concerns may cause end users to resist providing the personal data necessary to allow our customers to use our platform effectively. We have implemented various features intended to enable our customers to better protect end user privacy, but these measures may not be sufficient and may not alleviate all potential privacy concerns and threats. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our platform, especially in certain industries that rely on sensitive personal information. Privacy advocacy groups and the technology and other industries are considering various new, additional or different self- regulatory standards that may place additional burdens on us. The costs of compliance with, and other burdens imposed by these groups’ policies and actions may limit the use and adoption of our platform and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance or loss of any such action, dispute or litigation.

If Internet search engines’ methodologies are modified, our search engine optimization efforts are deficient or our search result page rankings decline for other reasons, participant engagement in our websites and online communities could decline.

We depend in part on various Internet search engines to direct a significant amount of traffic to our websites. Our ability to maintain the number of potential participants directed to our websites is not entirely within our control. Our competitors’ search engine optimization (“SEO”) efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in an attempt to improve search results, which could adversely affect placement of our search result page rankings. If search engine companies revise their search algorithms in ways that are detrimental to new participant growth on our websites or in ways that make it more difficult for organizers or participants to use our websites, or if competitors’ SEO efforts are more successful than ours, the overall growth in the numbers of organizers and participants using our websites could slow, participant engagement could decrease and we could lose existing participants and become less attractive to existing and prospective organizer customers. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of participants directed to our website would harm our business and operating results.

We rely on third-party data center hosting facilities to deliver our platform to our customers, and any disruption in service from such third-party data center hosting facilities or material change to our arrangement with such providers could adversely affect our business.

We rely upon third-party data center hosting facilities to operate certain aspects of our platform, and any disruption of or interference with our use of such third-party data hosting facilities could impair our ability to deliver our platform to our customers, resulting in customer dissatisfaction, damage to our reputation, loss of customers and harm to our business. We have architected our software and computer systems to use data processing, storage capabilities and other services provided by third-party data center hosting facilities. Currently, most of our cloud-service infrastructure is run on a single third-party data center hosting facilities provider. Given this, we cannot easily switch our operations to another cloud provider, so any disruption of or interference with our use of such third-party data center hosting facilities would adversely affect our operations and potentially our business.

Our third-party data center hosting facilities provider provides us with computing and storage capacity pursuant to an agreement that continues until July 31, 2022. The provider may terminate the agreement for cause with 30 days’ prior written notice if there is any material default or breach of the agreement by us that we do not cure within the 30-day period. Additionally, the provider has the right to terminate the agreement upon 90 days’ advance prior written notice and a 90-day cure period in certain scenarios, such as if the provider believes that our or any end users’ use of its services poses a security risk or threat to the function of its service offerings or a security or liability risk to such provider. The provider may also terminate the agreement upon 30 days’ prior written notice in order to comply with applicable law or requirements of governmental entities. The agreement requires the provider to provide us with their standard computing and storage capacity and related support in exchange for timely payment by us. If any of our arrangements with this provider were terminated, we could experience interruptions in our software as well as delays and additional expenses in arranging new facilities and services.

We utilize third-party data center hosting facilities, located in various facilities around the world. Our operations depend, in part, on the provider’s abilities to protect these facilities against damage or interruption due to a variety of factors, including infrastructure changes, human or software errors, natural disasters, power or telecommunications failures, criminal acts, capacity constraints and similar events, many of which are beyond our control, and any of which could disrupt our services, prevent customers from accessing our products, destroy customer data, including personal data, or prevent us from being able to continuously back up and record data. Despite precautions taken at these data centers, the occurrence of spikes in usage volume, a natural disaster, an act of terrorism, vandalism or sabotage, a decision to close a facility without adequate notice or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our platform. Even with current and planned disaster recovery arrangements, our business could be harmed, as any disruption of or interference with our use of third-party data center hosting facilities could impair our ability to deliver our solutions to our customers, resulting in legal liability, customer dissatisfaction, damage to our reputation, loss of customers and harm to our business. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to significant liability and cause us to issue credits or cause customers to fail to renew their subscriptions, any of which could harm our business.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success, and our business may be harmed.

We believe that a critical component to our success has been our corporate culture. We have invested substantial time and resources in building our team. While we were a public company previously, as we grow and develop the infrastructure of a public company after not being a public company for several years, we may find it difficult to maintain these important aspects of our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

Economic and market conditions, particularly those affecting our customers, have harmed and may continue to harm our business.

In addition to the global COVID-19 pandemic, other unfavorable changes in economic conditions, including recession, inflation, lack of access to capital, lack of consumer confidence or other changes have resulted and may continue to result in lower spending among our customers and target customers.

Further, we sell our products throughout the United States, as well as in several international countries to commercial, non-profit and government customers. Our business may be adversely affected by factors in the United States and other countries such as disruptions in financial markets, reductions in government spending, or downturns in economic activity in specific countries or regions, or in the various industries in which we operate; social, political or labor conditions in specific countries or regions; or adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations. These factors are beyond our control but may result in further decreases in spending among customers and softening demand for our products.

Further, challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, our cash flow may be negatively impacted and our allowance for doubtful accounts and write-offs of accounts receivable may increase.

Legal and Regulatory Risks

We are subject to stringent U.S. and foreign data privacy and protection laws, rules, regulations, policies, industry standards and contractual obligations, and our failure to comply could subject us to fines and damages and would harm our reputation and business.

We are subject to a variety of data privacy and protection laws, rules, regulations, policies and industry standards adopted by federal, state, local and foreign legislatures and governmental agencies, as well as contractual privacy obligations. Data privacy and protection is highly regulated, and may become the subject of additional regulation in the future. Privacy laws restrict our collection, storage, use, processing, disclosure, transfer and protection of non-public personal information, including but not limited to credit card data, social security numbers, and passport numbers, provided to us by our event organizers and registrants. We strive to comply with all applicable laws, rules, regulations, policies, industry standards and other legal and contractual obligations relating to privacy and data protection. However, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure, or perceived failure, by us to comply with federal, state, local or international laws, including laws, rules and regulations regulating privacy, payment card information, personal health information, data or consumer protection, could result in proceedings, litigation or actions against us by governmental entities or others, significant fines and penalties for noncompliance, regulatory inquiries or investigations, increases in compliance costs and reputational damage, any of which could have a material and adverse effect on our business, financial condition, operating results, cash flows and prospects.

The regulatory framework for privacy and data protection issues worldwide is evolving, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at providers of mobile and online resources in particular. Our obligations with respect to privacy and data protection may become broader or more stringent. New laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations may require us to incur additional costs and restrict our business operations, and may require us to change how we use, collect, store, transfer or otherwise process certain types of personal data and to implement new processes to comply with those laws and our customers’ exercise of their rights thereunder. If we are required to change our business activities or revise or eliminate services, or to implement costly compliance measures, our business and results of operations could be harmed.

Internationally, many jurisdictions have established their own data security and privacy legal frameworks with which we may need to comply, and compliance with regulations that differ from country to country may impose substantial burdens on our business. For example, in 2016, the European Union adopted a new regulation governing data privacy called the General Data Protection Regulation (“GDPR”), which became effective in May 2018. The GDPR established numerous new requirements applicable to the handling of personal data, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs. The GDPR requires data controllers to implement more stringent operational requirements for processors and controllers of personal data, including, for example, transparent and expanded disclosure to data subjects (in a concise, intelligible and easily accessible form) about how their personal information is to be used, imposes limitations on retention of information, introduces mandatory data breach notification requirements, and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Economic Area (the “EEA”) including the United States.

The GDPR imposes penalties for non-compliance of the greater of €20 million or 4% of worldwide revenue. The GDPR also provides that E.U. member states may introduce further conditions, including limitations, and make their own laws and regulations further limiting the processing of ‘special categories of personal data,’ including personal data related to health, biometric data used for unique identification purposes and genetic information, which could limit our ability to collect, use and share E.U. data, and could cause our compliance costs to increase, ultimately having an adverse impact on our business, and harm our business and financial condition. Customers, particularly in the E.U., are seeking assurances from their suppliers, including us, that their processing of personal data of E.U. nationals is in accordance with GDPR. If we are unable to provide adequate assurances to such customers, demand for our applications could be adversely affected. In addition, we must continue to seek assurances from our subprocessors that they are handling personal data in accordance with GDPR requirements in order to meet our own obligations under GDPR.

In addition to GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation on Privacy and Electronic Communications, or the ePrivacy Regulation, would replace the current ePrivacy Directive. While the text of the ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies may lead to broader restrictions on our marketing and personalization activities and may negatively impact our efforts to understand users.

Further, the U.K. vote in favor of exiting the E.U., often referred to as Brexit, and ongoing developments in the U.K. have created uncertainty with regard to data protection regulation in the U.K. As of January 1, 2021, following the expiry of transitional arrangements agreed to between the U.K. and the E.U., data processing in the U.K. is governed by both the GDPR and the Data Protection Act, effective in May 2018 and statutorily amended in 2019, that substantially implements GDPR and contains provisions, including U.K.-specific derogations, for how the GDPR is applied in the U.K. The Data Protection Act also imposes fines of up to the greater of £17 million or 4% of global turnover, in addition to the fines under the GDPR, subjecting us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. The U.K. and the E.U. reached a Trade Cooperation Agreement in December 2020 that provides that the U.K. will be treated like an E.U member state in relation to transfers of personal data to the U.K. for a period of up to six months. Beyond that, transfers of data from the EEA to the U.K. will require use of a transfer mechanism, such as standard contractual clauses (“SCCs”) absent an E.U. determination that U.K. data protection law is “adequate” under E.U. standards. Furthermore, following the expiration of this specified period, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the U.K. and EEA. Other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data.

In the United States, numerous states have enacted or are in the process of enacting state level data privacy laws and regulations governing the collection, use and other processing of personal information. For example, the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020, established a new privacy framework for covered businesses such as ours, and may require us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides new and enhanced data privacy rights to California residents, such as affording California residents the right to access and delete their information and to opt out of certain sharing and sales of personal information. The law also prohibits covered businesses from discriminating against California residents (for example, by charging more for services) for exercising any of their rights under the CCPA. The CCPA imposes severe civil penalties and statutory damages, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. However, it remains unclear how various provisions of the CCPA will be interpreted and enforced. Furthermore, the California Privacy Rights Act (the “CPRA”), which expands upon the CCPA, was passed in the California election in November 2020 and becomes effective in most material respects on January 1, 2023, with a “lookback” period to January 1, 2022. The CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding the CCPA to include additional data privacy compliance requirements that may impact our business. The CPRA also establishes a regulatory agency dedicated to enforcing the CCPA and the CPRA. As with the GDPR, customers and other users may seek similar assurances from suppliers regarding compliance with such laws. The effects of the CPRA, the CCPA, other similar state or federal laws and other future changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, are significant and may require us to modify our data processing practices and policies and could greatly increase the cost of providing our offerings, require significant changes to our operations or even prevent us from providing certain offerings in certain jurisdictions in which we currently operate and in which we may operate in the future, and require us to incur potential liability in an effort to comply with such legislation.

The CCPA and the CPRA may lead other states to pass comparable legislation, with potentially greater penalties and more rigorous compliance requirements relevant to our business, and we cannot yet determine the impact that the CCPA, CPRA or other such future laws, regulations and standards may have on our business. For example, all 50 states and the District of Columbia have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected persons and state regulators, as applicable, in the event of a data breach or compromise, and we have in the past been, and may in the future be, required to make such notifications. There are also a number of other legislative proposals worldwide, including in the United States at both the federal and state level, that could impose additional and potentially conflicting obligations in areas affecting our business. For example, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, data breaches and the protection of sensitive and personal information. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (the “CDPA”), a comprehensive privacy statute that shares similarities with the CCPA, CPRA, and legislation proposed in other states. The CDPA will require us to incur additional costs and expenses in an effort to comply with it before it becomes effective on January 1, 2023. The laws are not consistent, as certain state laws may be more stringent, broader in scope or offer greater individual rights with respect to sensitive and personal information than federal, international or other state laws, which may complicate compliance efforts.

The other bases on which we and our customers rely for the transfer of data, such as model contracts, continue to be subjected to regulatory and judicial scrutiny. In 2016, the E.U. and United States agreed to a transfer framework for data transferred from the EEA to the United States, called the Privacy Shield, but in July 2020, the Court of Justice of the E.U. invalidated the Privacy Shield framework. While the same court upheld the use of SCCs, which we offer to our customers to enable data transfers, the decision has led to some uncertainty regarding the use of SCCs as the mechanism for data transfers to the United States and the court made clear that reliance on SCCs alone may not necessarily be sufficient in all circumstances. Use of SCCs must now be assessed on a case-by-case basis, taking into account the legal regime applicable in the destination country. In November 2020, the European Data Protection Board issued draft recommendations, which may impose higher burdens on the use of SCCs for cross-border data transfers, including transfers to cloud-service providers, and create challenging technical issues. To comply with these recommendations, we may need to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. At the same time in November 2020, the European Commission released a draft of revised SCCs. If adopted, these could make aspects of contracting around cross-border transfers easier, particularly in relation to use of subprocessors. Ultimately, if we or our customers are unable to transfer data between and among countries and regions in which we operate, it could decrease demand for our applications, require us to restrict our business operations, and impair our ability to maintain and grow our customer base and increase our revenue.

We are also subject to the privacy and data protection-related obligations in our contracts with our customers and other third parties, including voluntary third-party trade associations and industry self-regulatory groups that promulgate best practices or codes of conduct. We could be adversely affected by changes to these contracts, guidelines or codes in ways that are inconsistent with our practices or in conflict with the laws and regulations of the United States, foreign or international regulatory authorities. We may also be contractually liable to indemnify and hold harmless our customers from the costs or consequences of inadvertent or unauthorized disclosure of data, including personal information, that we store or handle as part of providing our services. Finally, we are also subject to contractual obligations and other legal restrictions with respect to our collection and use of data, and we may be liable to third parties in the event we are deemed to have wrongfully used or gathered data.

Any failure by us or a third-party contractor providing services to us to comply with applicable privacy and data protection laws, rules, regulations, self-regulatory requirements or industry guidelines, our contractual privacy obligations or our own privacy policies, may result in significant fines, statutory or contractual damages, litigation or governmental enforcement actions, investigations or inquiries. These proceedings or violations could force us to spend significant amounts in defense or settlement of these proceedings, result in the imposition of monetary liability, distract our management, increase our costs of doing business and adversely affect our reputation and the demand for our solutions.

Federal, state and foreign laws impose certain obligations on the senders of commercial emails, which could minimize the effectiveness of our event marketing and management email solutions, limit our ability to market to prospective customers and impose financial penalties for noncompliance.

The U.S.’s CAN-SPAM Act (formally known as the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003) (the “CAN-SPAM Act”) establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states and foreign jurisdictions, including Canada, Germany and Australia, have passed laws regulating commercial email practices, some of which are significantly more punitive and difficult to comply with than the CAN-SPAM Act. The ability of recipients of emails from our customers using our event marketing and management solutions to opt out of receiving commercial emails may minimize the effectiveness of our solutions for our customers. Also, the ability of event organizers to opt out of receiving future emails from us may minimize our ability to expand our event organizer network. The CAN-SPAM Act and other communications laws, rules and regulations are subject to varying interpretations by courts and governmental authorities and often require subjective interpretation, making it difficult to predict their application and therefore making compliance efforts more challenging. In addition, noncompliance with the CAN-SPAM Act or similar international regulations carries significant litigation, regulatory investigation and related risks. If we were found to be in violation of the CAN-SPAM Act or similar state, foreign or international laws regulating the distribution of commercial email, whether as a result of violations by our customers or if we were deemed to be directly subject to and in violation of these requirements, we could incur substantial fines and penalties, and significant litigation and investigation-related expenses, and any inquiries might impact the deliverability of our commercial email regardless of outcome. This would adversely affect our operating results and financial condition and significantly harm our business, and our reputation would suffer. We also may be required to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or could increase our operating costs.

There can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot provide assurances that our existing general liability insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations.

We are subject to the rules and regulations adopted by the payment card networks, such as Visa, MasterCard and American Express, and if we fail to adhere to their rules and regulations, we would be in breach of our contractual obligations to payment processors and merchant banks, which could subject us to damages and liability and could eventually prevent us from processing or accepting credit card payments.

The payment card networks, such as Visa, MasterCard and American Express, have adopted rules and regulations that apply to all merchants who process and accept credit cards for payment of goods and services. We are obligated to comply with these rules and regulations as part of the contracts we enter into with payment processors and merchant banks. The rules and regulations adopted by the payment card networks include the Payment Card Industry Data Security Standards (the “PCI DSS”). Under the PCI DSS, we are required to adopt and implement internal controls over the use, storage and security of payment card data to help prevent fraud. If we fail to comply with the rules and regulations adopted by the payment card networks, including the PCI DSS, we could be in breach of our contractual obligations to payment processors and merchant banks. Such failure to comply may subject us to fines, penalties, damages and civil liability, and could eventually prevent us from processing or accepting debit and credit cards or could lead to a loss of payment processor partners. Further, there is no guarantee that even if we comply with the rules and regulations adopted by the payment card networks, we will be able to maintain our compliance. For example, we have acquired businesses in the past that were not immediately compliant with PCI DSS at the time of our acquisition. Until or unless those businesses are fully integrated with our own systems, sunsetted, or divested, we may be unable to comply with PCI DSS standards for those acquired businesses without substantial additional costs. We also cannot guarantee that such compliance will prevent illegal or improper use of our payments systems or the theft, loss or misuse of the debit or credit card data of customers or participants or regulatory or criminal investigations. Our removal from networks’ lists of PCI DSS compliant service providers could mean that existing merchants, customers, sales partners or other third parties may cease using or referring our services. Also, prospective merchants, customers, sales partners or other third parties may choose to terminate negotiations with us, or delay or choose not to consider us for their processing needs. In addition, the card networks could refuse to allow us to process through their networks. Any such event would harm our reputation and may result in a loss of service for our customers, which would adversely affect our business, operating results and financial condition.

In addition, our payment-processing solution for customers to collect event fees is subject to risks that may harm our business. Cvent Payment Services (“CPS”), our internal payment processing platform, uses a combination of multiple external vendors to provide a single, seamless payments option for creators and attendees. As a complex, multi-vendor system with proprietary technology added, CPS relies on banks and third- party payment processors to process transactions and access various payment card networks to allow customers to manage payments in an easy and efficient manner. If CPS does not perform adequately, determine certain types of transactions as prohibitive for any reason or fail to identify fraud, customers may find our platform more difficult to use and the ability of customers using our platform to collect event fees could be adversely affected.

Our intellectual property rights are valuable, and any failure to adequately obtain, maintain, protect, defend or enforce our intellectual property rights in the United States or abroad could harm our business and operating results.

Our business depends on proprietary technology and content, including software, databases, confidential information, know-how and other intellectual property, the protection of which is crucial to the success of our business. We rely on, and expect to continue to rely on, a combination of trademark, patent, domain name, trade secret, and copyright law in the United States and internationally, as well as technological measures and contractual restrictions, to establish and protect our intellectual property, proprietary technology, content and brand and maintain our competitive position. We have sought and continue to seek patent protection for certain of our technologies and, as of December 31, 2021, we own four issued U.S. patents, two issued non-U.S. patent, eight pending U.S. patent applications and six pending non-U.S. patent applications. There can be no assurance that a patent will ultimately be issued from any of our pending patent applications. We have also registered key domain names, trademarks and service marks in the United States and in certain locations outside the United States. The process of seeking patent protection can be long and expensive, and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. There is also a risk that we do not establish an unbroken chain of title from the inventors of a patented invention to us. An inventorship or ownership dispute could arise that may permit one or more third parties to practice or enforce our intellectual property rights, including possible efforts to enforce rights against us. Additionally, errors in inventorship or ownership can sometimes also impact priority claims, and if we were to lose our ability to claim priority for certain patent filings, intervening art or other events may preclude us from receiving issued patents. We also have pursued and will continue to pursue the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. However, despite our efforts to protect our intellectual property rights, various factors outside our control pose a threat to our intellectual property rights.

Effective trademark, trade secret, patent, copyright and domain name protection is time-consuming, expensive and difficult to develop and maintain, and the costs of applying, registering, defending and enforcing our rights may be significant. We may not be able to obtain protection for our technology and, even if we are successful in obtaining such protection, the intellectual property rights we obtain may not be sufficient to provide us with a competitive advantage, and may be successfully challenged, invalidated, narrowed in scope, determined unenforceable, circumvented, infringed, misappropriated or otherwise violated. For example, in the past, competitors and other third parties in both the United States and foreign jurisdictions have infringed or misappropriated our trademarks, copyrights and other intellectual property, and we have incurred varying levels of costs to respond to such infringement or misappropriation. We are currently involved in an offensive copyright infringement lawsuit, and other infringement, misappropriation or other violation of our intellectual property rights may occur again in the future. Over time, we may increase our investment in protecting our intellectual property through additional trademark, patent and other intellectual property filings that could be expensive and time-consuming. Some aspects of our business and services also rely on technologies, software and content developed by or licensed from third parties, and we may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all.

There can be no assurance our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar to ours and competing with our business or that unauthorized parties will not attempt to copy aspects of our technology and use information that we consider proprietary. For example, it is possible that third parties, including our competitors, may obtain patents relating to technologies that overlap or compete with our technology. If third parties obtain patent protection with respect to such technologies, they may assert, and have in the past asserted, that our technology infringes their patents and seek to charge us a licensing fee or otherwise preclude the use of our technology.

We may also be required to protect our intellectual property, proprietary technology and content in an increasing number of jurisdictions, a process that is potentially expensive and may not be successful, or which we may not pursue in every jurisdiction. In addition, effective intellectual property protection may not be available to us in every country, and the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States and elsewhere, and from interpretations of intellectual property laws by applicable courts and agencies, which may compromise our ability to enforce our trade secrets and intellectual property rights. Any of our intellectual property rights may be challenged or circumvented by others or invalidated or held unenforceable through administrative process or litigation in the United States or in foreign jurisdictions. Accordingly, despite our efforts, we may be unable to obtain and maintain the intellectual property rights necessary to provide us with a competitive advantage.

We attempt to further protect our intellectual property, proprietary technology and content by requiring our employees, contractors, consultants, corporate collaborators, advisors and other third parties who develop intellectual property on our behalf to enter into confidentiality and invention assignment agreements, and third parties with whom we share information to enter into nondisclosure agreements. We cannot guarantee that we have entered into such agreements with each party who has developed intellectual property on our behalf and each party that has or may have had access to our confidential information, know-how and trade secrets. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, trade secrets, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology. Moreover, these agreements may not provide an adequate remedy for breaches or in the event of unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property. We have in the past and may in the future initiate litigation regarding trade secret misappropriation, but enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-how is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, trade secrets and know-how can be difficult to protect, and some courts inside and outside the U.S. are unwilling to protect trade secrets and know-how. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, and our competitive position would be materially and adversely harmed. The loss of trade secret protection could make it easier for third parties to compete with our products and services by copying functionality. Additionally, individuals not subject to invention assignment agreements may make adverse ownership claims to our current and future intellectual property, and, to the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software and functionality or obtain and use information that we consider confidential or proprietary.

Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights, protect our trademarks, trade secrets, patentable technology, copyrights and domain names; and to determine the validity and scope of the proprietary rights of others. We may be required to spend significant resources to monitor and protect these rights and we will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. We may also be involved in disputes relating to the rights to, and ownership of, the intellectual property developed by our employees, consultants and others. Our efforts to enforce or protect our intellectual property and proprietary rights may be ineffective and could result in substantial costs and diversion of resources, as well as the invalidation or narrowing of the scope of our intellectual property, any of which could harm our business and operating results. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. Attempting to enforce our intellectual property rights against third parties could also expose us to counterclaims, countersuits and other defenses from such third parties which may attack the validity and enforceability of our intellectual property rights.

We have in the past been and may in the future be subject to claims by third parties that we infringe, misappropriate or otherwise violate their intellectual property rights, which could result in significant costs and have a material adverse effect on our business, operating results and financial condition.

Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating or otherwise violating intellectual property rights owned by others and being able to resolve claims of intellectual property infringement, misappropriation or other violation without major financial expenditures or adverse consequences. The software industry generally is characterized by extensive intellectual property litigation. Although we believe we were an early pioneer of event marketing and management solutions, a field which continues to rapidly evolve, many participants that own, or claim to own, intellectual property related to elements of our business historically have aggressively asserted their rights. From time to time, we have been and may in the future be subject to legal proceedings and claims that we, our customers, our licensees or indemnitees are infringing, misappropriating or otherwise violating the intellectual property rights of others. The risk of such proceedings and claims may increase as we expand the complexity, scope and public profile of our business. For example, we may be subject to claims that we are infringing the patent, trademark or copyright rights of third parties, or that our employees have misappropriated or divulged their former employers’ trade secrets or confidential information. The third-party service providers who provide us with technology that we incorporate in our product offerings also could become subject to various infringement claims. We cannot guarantee that our internally developed or acquired technologies and content do not or will not infringe, misappropriate or otherwise violate the intellectual property rights of others.

It may therefore be necessary to defend against future claims by, for example, determining the scope, enforceability and validity of third-party intellectual property or proprietary rights or asserting and defining our intellectual property or proprietary rights. Some claimants may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. Regardless of whether they have any merit, these claims are time-consuming and costly to evaluate and defend and could:

•
adversely affect our relationships with our current or future customers;
•
cause delays or stoppages in providing our software solutions;
•
divert management’s attention and resources;
•
require technology changes or work-arounds to our platform that would cause us to incur substantial cost;
•
subject us to significant liabilities or damages;
•
necessitate incurring significant legal, settlement, royalty or licensing fees;
•
require us to satisfy indemnification obligations; and
•
require us to cease some or all of our activities or impose other unfavorable terms.

In addition to liability for monetary damages against us, which may be tripled and may include attorneys’ fees, or, in some circumstances, damages against our customers, we may be prohibited from developing, commercializing or continuing to provide some or all of our event marketing and management solutions unless we obtain licenses from, and pay royalties to, the holders of the patents or other intellectual property rights, which may not be available on commercially favorable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us.

Some of our applications utilize open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

Some of our applications include software covered by open source licenses, which may include, by way of example, GNU General Public License and the Apache License. The terms of various open source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our applications. By the terms of certain open source licenses, we could be required to release the source code of our applications and to make our applications available under open source licenses, if we combine or distribute our applications with open source software in a certain manner. Any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours. Use of open source software in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license.

These claims could result in litigation, and in the event that portions of our applications are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all, or a portion of, those applications or otherwise be limited in the licensing of our applications, each of which could reduce or eliminate the value of our technologies and services. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third- party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with usage of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and, if not properly addressed, could have an adverse effect on our business, financial condition and results of operations.

Changes in laws and regulations related to the Internet or changes in the Internet infrastructure itself may diminish the demand for our products, and could have a negative impact on our business.

The future success of our business depends in part upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or international government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the Internet as a commercial medium. Changes in these laws or regulations could require us to modify our products in order to comply with these changes. In addition, government agencies or private organizations have begun to impose taxes, fees or other charges for accessing the Internet or commerce conducted via the Internet. These laws or charges could limit the growth of Internet-related commerce or communications generally, or result in reductions in the demand for Internet-based applications such as ours. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet could limit the market for event marketing and management solutions generally and limit the demand for our products.

We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, including in the United States, and we could be obligated to pay additional taxes in various jurisdictions.

As a multinational organization that operates in numerous jurisdictions in the United States and around the world, we may be subject to taxation in several jurisdictions with increasingly complex tax laws, the application of which can be uncertain. The authorities in these jurisdictions, including state and local taxing authorities in the United States, could successfully assert that we are obligated to pay additional taxes, interest and penalties. In addition, the amount of taxes we pay could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. The authorities could also claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.

Our business may be adversely affected by third-party claims, including by governmental bodies, regarding the content and advertising distributed by our customers through our service.

We rely on our customers to secure the rights to redistribute content over the internet or through mobile event apps, and we do not screen the content that they distribute using our solutions. There is no assurance that our customers have licensed all rights necessary for distribution, including internet or mobile app distribution. Other parties may claim certain rights in the content of our customers. In the event that our customers do not have the necessary distribution rights related to content, we may be required to cease distributing such content, or we may be subject to lawsuits and claims of damages for infringement, misappropriation or other violation of such rights. If these claims arise with frequency, the likelihood of our business being adversely affected would rise significantly.

Economic conditions and regulatory changes resulting from the U.K.’s exit from the E.U. could adversely affect our business, financial condition and results of operations.

In June 2016, the U.K. held a referendum in which voters approved Brexit. The U.K. exited the E.U. on January 31, 2020, consistent with the terms of the E.U.-U.K. Withdrawal Agreement, with a transition period that ended on December 31, 2020. On January 1, 2021, the U.K. left the E.U. Single Market and Customs Union as well as all E.U. policies and international agreements. As a result, the free movement of persons, goods, services and capital between the U.K. and the E.U. ended, and the E.U. and the U.K. formed two separate markets and two distinct regulatory and legal spaces. On December 24, 2020, the European Commission reached a trade agreement with the U.K. on the terms of its future cooperation with the E.U. The trade agreement offers U.K. and E.U. companies preferential access to each other’s markets, ensuring imported goods will be free of tariffs and quotas (subject to rules of origin requirements). Uncertainty exists regarding the ultimate impact of this trade agreement, as well as the extent of possible financial, trade, regulatory and legal implications of Brexit. Brexit also contributes to global political and economic uncertainty, which may cause, among other consequences, volatility in exchange rates and interest rates, and changes in regulations. These effects of Brexit, among others, could adversely affect our financial position, results of operations or cash flows.

We are subject to the FCPA and similar anti-bribery and anti-corruption laws.

Anti-corruption and anti-bribery laws have been enforced aggressively in recent years. Our business activities are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, and similar anti-bribery and anti-corruption laws, regulations, or rules of other countries in which we operate, including the U.K. Bribery Act. These laws are interpreted broadly and prohibit companies, their employees, and third-party intermediaries from authorizing, promising, offering, or providing, either directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. The FCPA also requires public companies to maintain accurate books and records and to devise and maintain an adequate system of internal accounting controls. While only anticipated to represent a de minimis proportion of our total revenue, we may count among our customers a number of government entities. For example, in Dubai, customers include government-supported companies, while in the US and UK, customers include government-funded public universities, though such sales represent no more than 3% of total revenue. Particularly as we continue to increase our international sales efforts, we may engage with partners and third-party intermediaries to market our services and to obtain necessary permits, licenses, and other regulatory approvals. Our third-party intermediaries may have direct or indirect dealings with those deemed by anti-corruption laws to be government officials, which also include interactions in countries known to experience public corruption, including Mexico, India, Thailand, and Brazil. Activities in such countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, partners, or third-party intermediaries that could be in violation of various anticorruption laws. We have policies and controls intended to prevent these practices—e.g., a standalone Anti-Corruption Policy, Code of Business Conduct and Ethics, mandatory training on anti-corruption topics, financial controls, and a whistleblowing hotline, among others. While there is no certainty that all of our employees, consultants, partners, or third-party intermediaries will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws, our policies and controls aim to satisfy its obligation to comply with them. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, and liability for the actions of corrupt or other illegal activities of such third-party intermediaries, their employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

Finance and Financial Reporting Risks

Because we generally recognize revenue from subscriptions ratably over the term of the agreement, near term changes in sales may not be reflected immediately in our operating results.

We offer our Event Cloud primarily through a mix of single-year and multi-year subscription agreements and generally recognize revenue ratably over the related subscription period. We offer our Hospitality Cloud primarily through a mix of single-year and multi-year agreements and generally recognize revenue ratably over the related advertising period or subscription period. As a result, much of the revenue we report in each quarter is derived from the recognition of value relating to agreements entered into during prior quarters or years. For multiple-year agreements for either Event Cloud or Hospitality Cloud, we typically invoice the amount for the first year of the contract at signing followed by subsequent annual invoices at the anniversary of each year. Since we bill most of our customers in advance, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced or recognized in revenue, they are considered by us to be unbilled contract value, and together with deferred revenue, remaining performance obligations. The timing and ultimate recognition of the remaining performance obligations depends on whether we complete outstanding contractual tasks, and the amount of remaining performance obligations at any date should not be considered indicative of revenues for any succeeding periods. Further, unbilled contract value relative to the total value of our contracts may change from year to year for several reasons, including the amount of cash collected early in the contract term, the specific timing and duration of customer agreements, varying invoicing cycles of agreements, the specific timing of customer renewal, changes in customer financial circumstances and foreign currency fluctuations. A decline in new or renewed subscriptions or marketing solutions agreements in any one quarter is not likely to be reflected immediately in our revenue results for that quarter. Such declines, however, would negatively affect our revenue and deferred revenue balances in future periods, and the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription and advertising model also makes it difficult for us to rapidly increase our total revenue and deferred revenue balance through additional sales in any period, as revenue from new customers is generally recognized over the applicable subscription or advertising term.

Our reported results of operations may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our audited reported results of operations and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, on January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), utilizing the modified retrospective method of adoption. The adoption of Topic 606 changed the timing and manner in which we report our sales commissions. It is also difficult to predict the impact of future changes to accounting principles or our accounting policies.

Our ability to utilize our net operating loss carryforwards may be limited.

As of December 31, 2021, we had deferred tax assets related to U.S. federal and state net operating loss carryforwards of approximately $95.4 million and $22.9 million, respectively. Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Code. The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. Future changes in our stock ownership, which may be outside of our control, may trigger an ownership change and, consequently, the limitations under Section 382 of the Code. As a result, our ability to use our pre-change net operating loss carryforwards to offset future taxable income may be subject to limitations, which could adversely affect our future cash flows.

In addition, our ability to use our federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. Federal net operating losses generated prior to 2018 will continue to be governed by the net operating loss rules as they existed prior to the adoption of the Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto. Many states have similar laws, in addition to laws that suspend, reduce or eliminate the ability to carry losses forward. Accordingly, our federal and state net operating losses could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act as modified by the CARES Act, the federal net operating losses incurred in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding such loss, and net operating losses arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, federal net operating losses generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses may be limited to 80% of current year taxable income for tax years beginning after December 31, 2020. Refer to Note 10. Income Taxes, to the audited consolidated financial statements included elsewhere in this Annual Report for further discussion of net operating loss carryforwards as of December 31, 2021.

We are exposed to fluctuations in currency exchange rates.

We face exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. Our operating results could be negatively affected depending on the amount of expense denominated in foreign currencies, primarily the Indian rupee. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when remeasured, may differ materially from expectations. For example, we experienced a gain of $0.8 million as a result of foreign currency transactions for the year ended December 31, 2021. In addition, our operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. Although we may apply certain strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. Additionally, as we anticipate growing our business further outside of the U.S., the effects of movements in currency exchange rates will increase as our transaction volume outside of the U.S. increase.

Failure of our customers to pay the amounts owed to us, or to pay such amounts in a timely manner, may adversely affect our financial condition and operating results.

If a large number of our customers (as a portion of revenue) have insufficient liquidity, we could encounter significant delays or defaults in payments owed to us by such customers, and we may need to extend our payment terms or restructure the receivables owed to us, which could have a significant adverse effect on our financial condition, including impacting the timing of revenue recognition. Any deterioration in the financial condition of our customers will increase the risk of uncollectible receivables. Global economic uncertainty, such as the economic instability and market volatility caused by the global COVID-19 pandemic, could also affect our customers’ ability to pay our receivables in a timely manner or at all or result in customers going into bankruptcy or reorganization proceedings, which could also affect our ability to collect our receivables. For example, for the year ended December 31, 2021, we recorded $5.0 million of higher bad debt expense primarily associated with an increase in the un-collectability of certain accounts receivable due to the effect of the global COVID-19 pandemic on our customers’ operations.

Impairment of goodwill and other intangible assets would result in a decrease in earnings.

We have in the past and may in the future acquire intangible assets. Current accounting rules require that goodwill and other intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. These rules also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events and circumstances considered in determining whether the carrying value of amortizable intangible assets and goodwill may not be recoverable include, but are not limited to, significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, significant impacts to the economy (such as COVID-19), or a significant decline in our stock price and/or market capitalization for a sustained period of time. To the extent such evaluation indicates that the useful lives of intangible assets are different than originally estimated, the amortization period is reduced or extended and the quarterly amortization expense is increased or decreased. Any impairment charges or changes to estimated amortization periods could have a material adverse effect on our financial results.

Risks Related to Our Indebtedness

Our existing indebtedness could adversely affect our business and growth prospects.

As of December 31, 2021, we had total current and long-term indebtedness outstanding of $265.7 million, including (i) $265.7 million outstanding under a term loan facility (including no outstanding letters of credit) (such term loan facility as increased by incremental facilities, which originally was a $740.0 million credit facility with a syndicate of lenders, comprised of an initial $700.0 million term loan facility (which term loan facility was increased by way of a $53.0 million incremental facility on October 16, 2018) and a $40.0 million incremental facility on October 26, 2018 (such term loan facility as increased by the incremental facilities, the “Term Loan Facility”) and (ii) no amounts outstanding under our revolving credit facility (the “Revolving Credit Facility”, and together with the Term Loan Facility, the “Credit Facilities”). As of December 31, 2021, we had $40.0 million in available borrowing capacity under our Revolving Credit Facility. Net proceeds from the Reverse Recapitalization Transaction after deducting fees and expenses were approximately $523.0 million, $500.0 million of which was used to repay the outstanding principal indebtedness under our Term Loan Facility. The Revolving Credit Facility requires that Unrestricted Cash (as such term is defined in the credit agreement dated November 30, 2017, by and between Cvent, Inc. as borrower, Papay Holdco, LLC as Holdings, Goldman Sachs Bank USA, as administrative agent and other parties thereto, as amended (the “Credit Agreement”)) plus availability under the Revolving Credit Facility equal no less than $25.0 million as of the last day of any fiscal quarter, starting with the fiscal quarter ending June 30, 2021. The Revolving Credit Facility also requires that the Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) as of, and for the four fiscal quarter period ending on, the last day of any fiscal quarter (other than any such day on which no more than 35% of the availability under the Revolving Credit Facility (excluding certain letters of credit) shall be outstanding) be no less than 1.50 to 1.00. All obligations under the Credit Facilities are secured by first-priority perfected security interests in substantially all of the assets of the borrower and each guarantor of the Credit Facilities, each as defined in the Credit Agreement, subject to permitted liens and other exceptions. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

Our indebtedness, the cash flow needed to satisfy our debt and the covenants contained in our Credit Facilities have important consequences, including:

•
limiting funds otherwise available for financing our capital expenditures by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt;
•
limiting our ability to incur additional indebtedness;
•
limiting our ability to capitalize on significant business opportunities;
•
making us more vulnerable to rising interest rates; and
•
making us more vulnerable in the event of a downturn in our business.

Our level of indebtedness may place us at a competitive disadvantage to our competitors that are not as highly leveraged. Fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial conditions and results of operations. Further, our Credit Facilities contain customary affirmative and negative covenants and certain restrictions on operations that could impose operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business. Our Credit Facilities are also subject to mandatory prepayments in certain circumstances and require a prepayment of a certain percentage of our excess net cash proceeds, and this excess cash flow payment, and future required prepayments, would reduce our cash available for investment in our business. For a discussion of those restrictions, see other risk factors in this “Risks Related to Our Indebtedness.”

We expect to use cash flow from operations to meet current and future financial obligations, including funding our operations, debt service requirements and capital expenditures. The ability to make these payments depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business, economic and other factors beyond our control.

Despite current indebtedness levels and restrictive covenants, we may still be able to incur substantially more indebtedness or make certain restricted payments, which could further exacerbate the risks associated with our substantial indebtedness.

We may be able to incur significant additional indebtedness in the future. Although the financing documents governing our Credit Facilities contain restrictions on the incurrence of additional indebtedness and liens, these restrictions are subject to a number of important qualifications and exceptions, and the additional indebtedness and liens incurred in compliance with these restrictions could be substantial.

The financing documents governing our Credit Facilities permit us to incur certain additional indebtedness, including liabilities that do not constitute indebtedness as defined in the financing documents. We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. In addition, financing documents governing our Credit Facilities do not restrict our Principal Shareholder from creating new holding companies that may be able to incur indebtedness without regard to the restrictions set forth in the financing documents governing our Credit Facilities. If new debt is added to our currently anticipated indebtedness levels, the related risks that we face could intensify.

We may not be able to generate sufficient cash flow to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance outstanding debt obligations depends on our financial and operating performance, which will be affected by prevailing economic, industry and competitive conditions and by financial, business and other factors beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which would also harm our ability to incur additional indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service obligations. The financing documents governing our Credit Facilities including certain restrictions on our ability to conduct asset sales and/or use the proceeds from asset sales for general corporate purposes. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our indebtedness.

The terms of the financing documents governing our Term Loan Facility restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The financing documents governing our Term Loan Facility contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:

•
incur additional indebtedness;
•
pay dividends on or make distributions in respect of capital stock or repurchase or redeem capital stock;
•
prepay, redeem or repurchase certain indebtedness;
•
make loans and investments;
•
sell or otherwise dispose of assets, including capital stock of restricted subsidiaries;
•
incur liens;
•
enter into transactions with affiliates;
•
enter into agreements restricting the ability of our subsidiaries to pay dividends; and

•
consolidate, merge or sell all or substantially all of our assets.

The restrictive covenants in the financing documents governing our Credit Facilities require us to maintain specified financial ratios and satisfy other financial condition tests to the extent applicable. Our ability to meet those ratios and tests can be affected by events beyond our control.

A breach of the covenants or restrictions under the financing documents governing our Credit Facilities could result in an event of default under such documents. Such a default may allow the creditors to accelerate the related debt, which may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event the holders of our indebtedness accelerate the repayment, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us. As a result of these restrictions, we may be:

•
limited in how we conduct our business;
•
unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•
unable to compete effectively or to take advantage of new business opportunities.

These restrictions, along with restrictions that may be contained in agreements evidencing or governing other future indebtedness, may affect our ability to grow in accordance with our growth strategy.

We may be unable to refinance our indebtedness.

We may need to refinance all or a portion of our indebtedness before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our debt currently has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations.

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms or at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests. If we engage in additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:

•
develop and enhance our products;
•
continue to expand our product development, sales and marketing organizations;
•
hire, train and retain employees;
•
respond to competitive pressures or unanticipated working capital requirements; or
•
pursue acquisition opportunities.

In addition, our Term Loan Facility also limits our ability to incur additional debt and therefore we likely would have to amend our Term Loan Facility or issue additional equity to raise capital. If we issue additional equity, your interest in us will be diluted.

Risks Relating to Ownership of our Common Stock

Vista controls us, and its interests may conflict with ours or yours in the future.

Investment funds associated with Vista Equity Partners Management, LLC (“Vista” and such funds, the “Vista Investors”) beneficially own approximately 82.7% of our Common Stock, which means that Vista controls the vote of all matters submitted to a vote of our Board of Directors (the “Board”), or shareholders, which will enable it to control the election of the members of our Board and all other corporate decisions. Even when Vista ceases to own shares of our stock representing a majority of the total voting power, for so long as Vista continues to own a significant portion of our stock, Vista will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

In addition, in connection with the Reverse Recapitalization Transaction, we entered into an investor rights agreement with certain of the Vista Investors (among other investors) (the “Investor Rights Agreement”) that provides, among other things, that: (i) our Board will be divided into three classes of directors, with each class serving for staggered three-year terms, (ii) the Vista Investors party thereto have the right to nominate a number of designees equal to the product of (x) the Total Number of directors multiplied by (y) the Vista Ownership Percentage, rounded up to the nearest whole number (as such terms are defined in the Investor Rights Agreement), subject to the terms and conditions set forth therein, (iii) we will use our reasonable best efforts to ensure that prior to the date that the Vista Ownership Percentage is less than 5%, each Vista Director (as defined in the Investor Rights Agreement) will be included in the Board’s slate of nominees to the stockholders for director elections of such class, and each Vista Director to a particular class of directors will be included in the proxy statement in connection with soliciting proxies for meetings of stockholders, (iv) until such time as the Vista Ownership Percentage is less than 5%, there shall be a number of Vista Directors on each committee of the board not less than the nearest whole number greater than the product obtained by multiplying the Vista Ownership Percentage by the number of positions, including any vacancies, on the applicable committee, and (v) (A) certain investors party thereto (other than the Sponsor and the investors party thereto who held Class B ordinary shares of Dragoneer that converted into common stock of Dragoneer), including the Vista Investors party thereto, will agree to not transfer any shares of our Common Stock for 180 days following the Closing, subject to certain terms, conditions and exceptions, including a potential early release of 33% of such shares upon the achievement of certain trading conditions after Closing (but no such release may occur prior to the 90th day after Closing) and (B) the Sponsor and the Other Class B Holders agreed to not transfer any of our Common Stock for one year after the closing, subject to certain terms, conditions and exceptions, including a potential early release upon the achievement of certain trading conditions after 120 days.

The Vista Investors and their affiliates engage in a broad spectrum of activities, including investments in the information and business services industry generally. In the ordinary course of their business activities, the Vista Investors and their affiliates may engage in activities where their interests conflict with our interests or those of our other shareholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. The Vista Investors also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, the Vista Investors may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you.

An active, liquid trading market for our Common Stock may not be sustained, which may limit your ability to sell your shares.

Although our Common Stock is listed on Nasdaq under the symbol “CVT,” an active trading market for our shares may not be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to continue to develop following the Reverse Recapitalization Transaction would likely have a material adverse effect on the value of our Common Stock. The market price of our Common Stock may decline below the price at which you purchased it, and you may not be able to sell your shares of our Common Stock at or above such price, or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

The price of Our Common Stock may be volatile.

The price of our Common Stock may fluctuate due to a variety of factors, including, without limitation:

•
variations in its operating performance and the performance of its competitors in general;
•
material and adverse impact of the COVID-19 pandemic on our business, the markets and the broader global economy;

•
actual or anticipated fluctuations in our quarterly or annual operating results;
•
publication of research reports by securities analysts about us or our competitors or our industry;
•
the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•
our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•
additions and departures of key personnel;
•
changes in laws and regulations affecting its business;
•
commencement of, or involvement in, litigation involving us;
•
changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•
the volume of shares of Common Stock available for public sale; and
•
general economic and political conditions such as recessions, interest rates, fuel prices, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism.

These market and industry factors may materially reduce the market price of our Common Stock regardless of our operating performance.

We may issue additional Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our common stock.

Our issuance of additional Common Stock or other equity securities of equal or senior rank would have the following effects:

•
our existing shareholders’ proportionate ownership interest will decrease;
•
the amount of cash available per share, including for payment of dividends in the future, may decrease;
•
the relative voting strength of each previously outstanding share of Common Stock may be diminished; and
•
the market price of our Common Stock may decline.

Provisions in our Certificate of Incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Common Stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions to limit the ability of others to acquire control of the Company or cause us to engage in change-of-control transactions, including, among other things:

•
the ability of the Board to issue shares of Preferred Stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•
the limitation of the liability of, and the indemnification of, our directors and officers;
•
the requirement that a special meeting of stockholders may be called only by a majority of the entire Board, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors; controlling the procedures for the conduct and scheduling of Board and stockholder meetings;
•
the ability of the Board to amend the Bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and
•
advance notice procedures with which stockholders must comply to nominate candidates to the Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Board, and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions could have the effect of depriving stockholders of an opportunity to sell their shares at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of our business in a tender offer or similar transaction. With our staggered Board, at least two annual meetings of stockholders will generally be required in order to effect a change in a majority of our directors. Our staggered Board can discourage proxy contests for the election of directors and purchases of substantial blocks of our shares by making it more difficult for a potential acquirer to gain control of our board of directors in a relatively short period of time.

Our Certificate of Incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Certificate of Incorporation provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on behalf of Cvent, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, agent or stockholder of Cvent to Cvent or Cvent’s stockholders, or any claim for aiding or abetting such an alleged breach, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or the Certificate of Incorporation or Bylaws, or (iv) any action asserting a claim against Cvent governed by the internal affairs doctrine. The foregoing provisions will not apply to any claims arising under the Securities Exchange Act of 1934, as amended (“Exchange Act”) or the Securities Act of 1933, as amended (“Securities Act”) and, unless the Company consents in writing to the selection of an alternative forum, the federal district courts will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules or regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such Securities Act claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our Certificate of Incorporation will provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Delaware shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. There is uncertainty as to whether a court would enforce the forum provision with respect to claims under the federal securities laws.

This choice of forum provision in our Certificate of Incorporation may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or any of its directors, officers, or other employees, which may discourage lawsuits with respect to such claims. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find the choice of forum provision contained in the Certificate of Incorporation to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition. Furthermore, investors cannot waive compliance with the federal securities laws and regulations thereunder.

We will incur increased costs and obligations as a result of being a public company.

As a publicly traded company, the Company has and will continue to incur significant legal, accounting and other expenses. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure for public companies, including the Dodd-Frank Act, the Sarbanes-Oxley Act, regulations related thereto and the rules and regulations of the SEC and Nasdaq, have increased the costs and the time that must be devoted to compliance matters. We expect these rules and regulations will increase the Company’s legal and financial costs and lead to a diversion of management time and attention from revenue-generating activities.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and Nasdaq regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.

We are a public reporting company subject to the rules and regulations established from time to time by the SEC and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Public company reporting obligations place a considerable burden on our financial and management systems, processes and controls, as well as on our personnel.

In addition, as a public company we will be required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and thereafter, which will require us to document and make significant changes to our internal control over financial reporting.

We have incurred and expect to continue to incur costs related to our internal control over financial reporting to further improve our internal control environment. If we identify deficiencies in our internal control over financial reporting or if we are unable to comply with the requirements applicable to us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. If this occurs, we also could become subject to sanctions or investigations by the SEC or other regulatory authorities. Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding controls or fraud. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or express an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

Our ability to meet expectations and projections in any research or reports published by securities or industry analysts, or a lack of coverage by securities or industry analysts, could result in a depressed market price and limited liquidity for our Common Stock.

The trading market for the Company’s Common Stock may be influenced by the research and reports that industry or securities analysts may publish about it, its business, its market, or its competitors. If no securities or industry analysts commence coverage of the Company, its stock price would likely be less than that which would be obtained if it had such coverage and the liquidity, or trading volume of its Common Stock may be limited, making it more difficult for a stockholder to sell shares at an acceptable price or amount. If any analysts do cover the Company, their projections may vary widely and may not accurately predict the results it actually achieves. The Company’s share price may decline if its actual results do not match the projections of research analysts covering it. Similarly, if one or more of the analysts who write reports on the Company downgrades its stock or publishes inaccurate or unfavorable research about its business, its share price could decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on it regularly, its share price or trading volume could decline.

Future sales of Company Common Stock issued to Vista and certain other stockholders may reduce the market price of Common Stock that you might otherwise obtain.

In connection with the consummation of the Reverse Recapitalization Transaction, Vista received approximately 397.7 million shares of Company Common Stock. The Company also entered into a registration rights agreement with Vista and certain other stockholders, pursuant to which it granted certain registration right to Vista and the other stockholders party thereto. Following the expiration of any lockup period applicable to shares of Company Common Stock held by Vista, it or its affiliates may sell large amounts of Company Common Stock in the open market or in privately negotiated transactions. The registration and availability of such a significant number of shares of common stock for trading in the public market may increase the volatility in the Company’s stock price or put significant downward pressure on the price of its stock. In addition, the Company may use shares of its Common Stock as consideration for future acquisitions, which could further dilute its stockholders. After the applicable lock-up periods expire, an additional 461,392,605 shares of Common Stock (including 37,389,301 shares issuable upon exercise of options) will be eligible for sale in the public market. If our existing stockholders sell substantial amounts of our Common Stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our Common Stock, even if there is no relationship between such sales and the performance of our business.

We are a “controlled company” under Nasdaq rules, which exempts us from certain obligations to comply with certain corporate governance requirements.

As of December 31, 2021, Vista owned approximately 82.7% of our outstanding Common Stock Accordingly, the Company is a “controlled company” for purposes of the Nasdaq listing requirements. As such, the Company is exempt from the obligation to comply with certain corporate governance requirements, including the requirements that a majority of its board of directors consists of independent directors, and that it has nominating and compensation committees that are each composed entirely of independent directors. These exemptions do not modify the requirement for a fully independent audit committee. If the Company ceases to be a “controlled company,” it must comply with the independent board committee requirements as they relate to the nominating and compensation committees, subject to certain “phase-in” periods.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease all of our properties, which function primarily as regional sales and engineering officers. As of December 31, 2021, we leased space in 20 buildings, 9 of which are located in North America and 11 of which are located outside North America. We believe that our current facilities are adequate to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Item 3. Legal Proceedings

In the normal course of business, we are subject to certain claims and assessments that arise in the normal course of business. We record a liability when we believe that it is both probable that a loss has been incurred, and the amount can be reasonable estimated. Significant judgment is required to determine the outcome and the estimated amount of a loss related to such matters. Management believes that there are no claims or assessments outstanding which would materially affect our consolidated results of operations or our financial positions.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol “CVT.”

Number of Stockholders of Record

As of March 1, 2022, there were 119 shareholders of record of our common stock.

Dividend Policy

The Company did not pay any dividends to its common stockholders during the year ended December 31, 2021. The Company and certain of its subsidiaries’ ability to pay dividends are limited by certain provisions of the Credit Agreement. The Company expects to retain all available funds and any future earnings to fund the development and growth of its business and to repay indebtedness and, therefore, we do not anticipate that the Company will pay any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Board of Directors, subject to compliance with covenants in current and future agreements governing it and its subsidiaries’ indebtedness, and will depend on the Company’s results of operations, financial condition, capital requirements and other factors that the Board of Directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of 2021.

Unregistered Sales of Equity Securities; Use of Proceeds

None.

Stock Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be incorporated by reference into any document filed by us with the SEC under the Exchange Act or the Securities Act, whether made before or after the date of this Annual Report, regardless of any general incorporation language in such filing, except as shall be expressly set forth by specific reference in such filing.

The following performance graph and related information shows a comparison of the cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index. The values assume $100 was invested on July 23, 2021 in our common stock and $100 was invested in the NASDAQ Composite Index and the NASDAQ Computer Index on November 16, 2020. All values assume reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

The closing price of our common stock on December 31, 2021, the last trading day of our 2021 fiscal year, was $8.17.

* $100 invested on 7/23/2021 in stock or index, including reinvestment of dividends. The Reverse Recapitalization Transaction was completed on December 8, 2021.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of Cvent’s financial condition and results of operations together with Cvent’s audited consolidated financial statements as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019 and notes thereto. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to plans and strategy for Cvent’s business, includes forward- looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A. “Risk Factors” included elsewhere in this Annual Report. Cvent’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read Part I, Item 1A. “Risk Factors” and the section entitled "Cautionary Note Regarding Forward-Looking Statements" included elsewhere in this Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from Cvent’s forward-looking statements.

Overview

Cvent was founded in 1999 in the Washington, D.C. metro area as a provider of event registration software to meeting and event organizers. Since that time, we have continually innovated to develop a comprehensive platform of event marketing and management solutions and hospitality solutions. We believe that since inception, we have demonstrated an entrepreneurial spirit, culture of teamwork and sense of resilience, particularly in moments of crisis. This is best evidenced by the Company’s continued progress and innovation in the midst of challenges like the recessions of 2001 and 2008 and the global COVID-19 pandemic.

Cvent is a leading cloud-based platform of enterprise event marketing and management and hospitality solutions. We power the marketing and management of meetings and events through our Event Cloud and Hospitality Cloud solutions. Our Event Cloud consists of tools to enable event organizers to manage the entire event lifecycle and deliver engaging experiences across every type of event and all event delivery models: in-person, virtual and hybrid. Event Cloud serves as the system of record for event and engagement data collected across an organization’s total event program, which comprises every internal and external event an organization hosts or attends (“Total Event Program”). Our Hospitality Cloud offers a marketplace that connects event organizers looking for the appropriate event space for their in-person and hybrid events with hoteliers and venue operators through a vertical search engine built on our proprietary database of detailed event space information. In addition, our Hospitality Cloud provides marketing and software solutions that hotels and venues leverage to digitally showcase their event space to attract valuable leads and grow their businesses. This combination of the Cvent Event Cloud and Hospitality Cloud results in a cohesive platform that we believe generates powerful network effects and attracts more event organizers and hotels and venues.

Impact of COVID-19 on Operating Results

COVID-19 was declared a global pandemic by the World Health Organization in March 2020. Many governments instituted lockdowns or other similar measures to slow infection rates in response. In response to COVID-19, as many other companies have done, we required substantially all of our employees to continue to work remotely; implemented travel restrictions; and postponed or canceled our in-person customer, industry and employee events, and converted other events to virtual-only experiences.

The global COVID-19 pandemic significantly impacted our ability to sign new or renew existing clients starting. Our customer count declined 19.3% as of December 31, 2021 as compared to December 31, 2020. Further, the global COVID-19 pandemic significantly impacted our ability to sign new clients, and to upsell to and renew contracts with our existing clients, starting in March 2020. Additionally, in May 2020, in response to the impact of the global COVID-19 pandemic, we implemented a global reduction in force of approximately 10% that affected all areas of our business. We compensated our termed employees for a total of $3.6 million in severance payments. For the year ended December 31, 2021, we experienced overall cost declines in terms of absolute dollars, and in the case of the year ended December 31, 2021, as a percentage of revenue, because of temporary cost reduction policies that were implemented in response to the global COVID-19 pandemic and the suspension of in-person meetings and events. We do not expect both the declines in revenue and expense to recur in the near-term as the impact of the pandemic decreases. In particular, our sales started to increase on a year-over-year basis starting in February 2021, we began increasing our workforce in the second half of 2020, and we expect to continue increasing the size of our workforce into 2022 to support our business as it recovers from the pandemic and expands due to the emergence of virtual and hybrid events and the accelerated digitization of the meetings and events industry and total revenue for the year ended December 31, 2021 increased $20.1 million, or 4.0%, compared to the year ended December 31, 2020.

The extent to which the global COVID-19 pandemic affects our business will depend on future developments in the United States and around the world, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic and different COVID-19 variants, new information which may emerge concerning the severity of COVID-19 and the actions required to contain and treat it, among others. Although the ultimate impact of the global COVID-19 pandemic on our business and financial results remains uncertain, a continued and prolonged public health crisis such as the global COVID-19 pandemic could have a material negative impact on our business, operating results and financial condition. See Part I. Item 1A. “Risk Factors — The effects of the global

COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain” for more information.

Reverse Recapitalization Transaction

Description of the Reverse Recapitalization Transaction

On December 8, 2021, we consummated the Reverse Recapitalization Transaction contemplated by the Business Combination Agreement, dated July 23, 2021, by and among Dragoneer, which, following the Domestication (as defined below) and the Reverse Recapitalization Transaction, is now known as Cvent Holding Corp.; Redwood Opportunity Merger Sub, Inc., a Delaware corporation (“Merger Sub I”); Redwood Merger Sub LLC, a Delaware limited liability company (“Merger Sub II”) and Papay Topco, Inc., a Delaware corporation (“Legacy Cvent”); pursuant to which, among other things, promptly following the de-registration of Dragoneer as an exempted company in the Cayman Islands and the continuation and domestication of the Company as a corporation in the State of Delaware with the name “Cvent Holding Corp.” (the “Domestication”), Merger Sub I merged with and into Legacy Cvent (the “First Merger”), with Legacy Cvent as the surviving company in the First Merger and, after giving effect to such First Merger, Legacy Cvent became a wholly-owned subsidiary of the Company, and immediately following the First Merger and as part of the same overall transaction as the First Merger, Legacy Cvent as the surviving company of the First Merger merged with and into Merger Sub II (the “Second Merger”), with Merger Sub II as the surviving company in the Second Merger. After giving effect to such Second Merger, Merger Sub II became a wholly-owned subsidiary of the Company. In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the time at which the First Merger became effective (the “First Effective Time”), each share and equity award of Legacy Cvent outstanding as of immediately prior to the First Effective Time was exchanged for shares of Company Common Stock or comparable equity awards that are settled or are exercisable for shares of Company Common Stock, as applicable, based on an implied Legacy Cvent equity value of $4,467,973,959. Net proceeds from this transaction after deducting fees and expenses were approximately $523.0 million, $500.0 million of which was used to repay the outstanding principal indebtedness under our Term Loan Facility.

The Reverse Recapitalization Transaction provided for, among other things, the following transactions:

a)
in connection with the Domestication, (i) each issued and outstanding Class A ordinary share and Class B ordinary share of Dragoneer was converted into one share of Common Stock; (ii) the governing documents of Dragoneer were amended and restated and became the certificate of incorporation and the bylaws of the Company filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which Dragoneer was domesticated and continues as a Delaware corporation and (iii) Dragoneer changed its name to “Cvent Holding Corp.”
b)
Legacy Cvent consummated the merger transactions contemplated by the Business Combination Agreement, whereby (i) Merger Sub I merged with and into Legacy Cvent, and the separate corporate existence of Merger Sub I ceased and Legacy Cvent became the surviving corporation and (ii) promptly following the First Effective Time, Legacy Cvent merged with and into Merger Sub II, with Merger Sub II as the surviving company in the Second Merger after giving effect to the Mergers, Merger Sub II will be a wholly-owned subsidiary of Dragoneer. In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the First Effective Time, each share and equity award of Legacy Cvent outstanding as of immediately prior to the First Effective Time was exchanged for shares of Common Stock or comparable equity awards that were settled or were exercisable for shares of Common Stock, as applicable, based on an implied Legacy Cvent equity value of $4,467,973,959 at a ratio of approximately 454:1. Legacy Cvent’s existing stockholders prior to the First Effective Time received approximately 416,483,028 shares of Common Stock and Legacy Cvent’s existing option-holders prior to the First Effective Time received approximately 51,649,748 options to purchase Common Stock, subject to the same vesting terms as the corresponding Legacy Cvent options. In connection with the special meeting of the shareholders of Dragoneer on December 7, 2021 (the “Special Meeting”) and the Business Combination, the holders of 23,313,333 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.00 per share, for an aggregate redemption amount of approximately $233,151,648.

Related Transactions in Connection with the Reverse Recapitalization Transaction

Other related transactions that took place in connection with the Reverse Recapitalization Transaction are as follows:

•
the issuance and sale of 47,500,000 shares of Common Stock to certain investors (“PIPE Investors”) at a purchase price of $10.00 per share for aggregate proceeds of $475.0 million pursuant to the subscription agreements entered into on July 23, 2021 (“Subscription Agreements”);

•
the issuance and sale of 5,000,000 Class A ordinary shares to Dragoneer Funding II LLC at a purchase price of $10.00 per share for aggregate proceeds of $50.0 million pursuant to the terms of the forward purchase agreement between Dragoneer and Dragoneer Funding II LLC, an affiliate of Dragoneer Growth Opportunities Holdings II, a Cayman Islands limited liability company (the “Sponsor”), dated October 29, 2020 (“Forward Purchase Agreement”) and the Business Combination Agreement;
•
the conversion of the $2.0 million promissory note made from the Sponsor into 200,000 shares of Class A ordinary shares at a price of $10.00 per share upon the consummation of the Reverse Recapitalization Transaction; and
•
the repayment of $500.0 million of existing Legacy Cvent debt.

Accounting for the Reverse Recapitalization Transaction

Notwithstanding the legal form of the Reverse Recapitalization Transaction pursuant to the Business Combination Agreement, the Reverse Recapitalization Transaction was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Dragoneer was treated as the acquired company and Legacy Cvent was treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of the Company represents a continuation of the financial statements of Legacy Cvent, with the Reverse Recapitalization Transaction treated as the equivalent of Legacy Cvent issuing stock for the net assets of Dragoneer, accompanied by a recapitalization. The net assets of Dragoneer were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Reverse Recapitalization Transaction are those of Legacy Cvent. Legacy Cvent was determined to be the accounting acquirer in the Reverse Recapitalization Transaction based on an evaluation of the following facts and circumstances:

•
Legacy Cvent’s existing stockholders had a majority of the voting power in the Company following the Reverse Recapitalization Transaction;
•
Legacy Cvent had the ability to nominate a majority of the initial members of our Board;
•
Legacy Cvent’s senior management is the senior management of the Company;
•
Legacy Cvent’s operations prior to the Reverse Recapitalization Transaction comprised the ongoing operations of the Company;
•
Legacy Cvent was the larger entity based on historical operating activity and had the larger employee base prior to the Reverse Recapitalization Transaction; and
•
The post-combination company assumed a Legacy Cvent branded name: “Cvent Holding Corp.”

Our Business Model

We generate revenue from two primary sources: Event Cloud subscription-based solutions, and Hospitality Cloud marketing-based and subscription-based solutions. Event Cloud subscriptions are primarily priced based on the number of registrations purchased, as well as the number and complexity of mobile applications, onsite and virtual event technology purchased. In addition, customers may subscribe to additional modules that enhance the functionality of our Event Cloud solutions. Our Event Cloud contract amounts are sum-certain based on the committed annual number of registrants and events across an organization’s Total Event Program. Generally, if a customer exceeds the number of purchased registrations, the customer will incur an overage fee for the registrations that exceeded the number of registrations purchased. In some cases, the subscription price is based on the number of subscriptions being purchased by the customer. Hospitality Cloud marketing revenue is generated based on the number of advertisements purchased, rather than on a pay-per-click or impression basis. The price for the advertisement is primarily determined by the term, targeted geography, market tier, number and prominence of the advertising placement. Hospitality Cloud solutions are priced primarily on by the number of licenses purchased. The terms of our subscription and marketing contracts for both the Event Cloud and Hospitality Cloud are typically non-cancellable, for annual or multi-year terms and are billed in advance on an annual or quarterly basis. We recognize revenue associated with subscription and marketing agreements ratably over the term of the subscription or advertising period.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by:

Customer Acquisition

We are focused on continuing to acquire new customers to support our long-term growth. Our ability to attract new customers will depend on a number of factors, including the effectiveness of our pricing and products, offerings of our competitors, the effectiveness of our marketing efforts and the growth of the market for event marketing and management software and hospitality solutions, which has been negatively affected by the pandemic. While the pandemic impacted our ability to attract new customers over the past 24 months (our customer base declined by 19.3% when comparing the number of customers as of December 31, 2021 to December 31, 2020), we believe there is a significant opportunity to expand our penetration into enterprises, hotels and venues, as well as into the mid-market. We intend to continue to invest heavily in our sales and marketing efforts to drive new customer acquisition. As of December 31, 2021, we had approximately 21,000 customers, as defined below, with approximately 11,000 customers in our Event Cloud and approximately 10,000 customers in our Hospitality Cloud. Our customers include businesses of various sizes and industries, associations, non-profits, academic institutions and government organizations. In the Event Cloud, we define a customer as a party who has entered into an active subscription contract with us. The majority of our customers are parties who are separate organizations. In certain instances, separate business units of an organization that have each entered into separate subscription agreements with us are considered separate customers. In the Hospitality Cloud, we define a customer as an entity with an active account with the Company, where the customer pays for the account or the account has been paid for by the customer’s parent company. For example, a corporate brand’s individual hotel properties whose accounts are paid for by that property’s corporate brand would be considered separate customers.

Expansion Within Our Existing Customer Base

Our business model relies on not only acquiring new customers, but also on renewing and expanding relationships with existing customers over time. Our ability to expand sales within our existing customer base will depend on a number of factors, including their satisfaction with our solutions and support, competition and the extent to which our customers expand their Total Event Program. We believe that based on current customer penetration, there is significant opportunity to further expand our sales with existing customers. We typically upsell our Event Cloud software solutions to increase the total number of registrations. Additionally, we cross-sell additional software solutions to our existing customers to enable those customers to realize the benefit of our integrated event marketing and management solutions. With the emergence of virtual and hybrid events, we expect to be able to both upsell our Event Cloud solutions and cross-sell our Attendee Hub solution to our customers as they host more events in their Total Event Program and attract additional attendees through the expanded reach of virtual and hybrid events. In the Hospitality Cloud, we have additional marketing solutions that we upsell to existing Hospitality Cloud customers. We also cross-sell software solutions that include, but are not limited to, lead scoring to prioritize group RFPs, three-dimensional hotel tours, event diagramming to collaborate with event organizers on designing optimal and safe event layouts and viewing three-dimensional renderings, room block management to enable event attendees to reserve hotel rooms, business transient solutions that simplify how hotels attract, manage and win corporate travel business and business intelligence solutions to benchmark against internal and targeted competitive metrics.

Innovation of Existing Solutions and Introduction of New Solutions

Our continued growth is contingent upon our ability to sustain innovation in order to maintain a competitive advantage. We continually invest in improving our existing solutions and creating new solutions targeted at enabling event organizers to more effectively organize, market, manage and report on the meetings they organize and attend, and enabling hotels and venues to more effectively drive group meetings revenue. Although we have built some of the most robust and integrated event marketing and management solutions in the industry, we recognize that the pace of technological innovation is accelerating, and that we need to continue to innovate to maintain our product differentiation.

For example, in response to the global COVID-19 pandemic that drastically altered the meetings and events industry beginning in March 2020, we quickly shifted technology resources in April 2020 to develop a virtual solution that would support the evolving needs of the industry. Five months later, at the end of August 2020, we introduced Attendee Hub, our interactive virtual and hybrid event solution. The strength of Attendee Hub, together with significant demand for a virtual meetings solution, has made Attendee Hub the fastest growing product in our history based on sales. Additionally, we believe Attendee Hub can help us to become a leader in supporting the anticipated shift to hybrid events that have both virtual and in-person elements.

Expansion of International Footprint

Our ability to continue to serve our international clients and grow our international revenue as a percentage of total revenue will be dependent on our ability to continue to effectively implement our international go-to-market strategy, our ability to adapt to cultural differences and the increased international adoption of technology by event organizers, hoteliers and venues. We believe there is significant opportunity for us to increase our market penetration internationally. Our solutions are currently used by clients in 129 countries. In addition to our sales team in North America, we have sales teams in the United Kingdom, Singapore, and the United Arab Emirates. In addition, we employ sales personnel in Australia, Spain, the Netherlands and Germany. Additionally, we have localized our products in different languages, with some parts of our products being localized in over 30 different languages. To support our international expansion, we opened a new data center in Europe in early 2019. The percentage of revenue generated from customers outside North America was 13.3%, 12.3% and 11.7% for the years ended December 31, 2021, 2020, and 2019, respectively.

Seasonality

Given the purchasing patterns of Hospitality Cloud customers under our contracts, Cvent’s Hospitality Cloud sales are highly seasonal, and approximately 50% of annual Hospitality Cloud sales are closed in the fourth quarter of each year. Because of these purchasing patterns, the percentage of Hospitality Cloud sales that are closed in the fourth quarter and the ratable revenue recognition of those sales in the following year, the amount of Hospitality Cloud sales that are made in the fourth quarter of the year will significantly drive the revenue growth of the following year. We believe this seasonality will continue to affect our quarterly and annual results.

Key Business Metrics

In addition to our GAAP financial information, we review the following key business metrics to measure our performance, identify trends, formulate business plans and make strategic decisions.

Net Dollar Retention Rate

To evaluate the efficacy of our land and expand model, we examine the rate at which our customers increase their spend with us for our solutions. Our net dollar retention rate measures our ability to increase spend across our existing customer base through expanded use of our platform, offset by customers who choose to stop using our solutions or spend less with us.

We calculate our net dollar retention rate as a quotient of the following:

•
Denominator: Revenue from customers whose revenue existed in the twelve months ending on the day twelve months prior to the date as of which the retention rate is being reported.
•
Numerator: Revenue in the last twelve months from the customers whose revenue is reflected in the denominator.

In the Event Cloud, we define a customer as a party who has entered into an active subscription contract with us. The majority of our customers are parties who are separate organizations. In certain instances, separate business units of an organization that have each entered into separate subscription agreements with us are considered separate customers. In the Hospitality Cloud, we define a customer as an entity with an active account with the Company, where the customer pays for the account or the account has been paid for by the customer’s parent company. For example, a corporate brand’s individual hotel properties whose accounts are paid for by that property’s corporate brand would be considered separate customers.

The calculation excludes revenue associated with acquisitions where by-client revenue is not available, revenue is recognized on a transactional basis and revenue associated with our client conference. This revenue comprised 2.8%, 5.8% and 11.3% of revenue for years ended December 31, 2021, 2020, and 2019, respectively.

We believe our ability to not only retain, but upsell and cross-sell additional features and products to, our existing customers will continue to support our net dollar retention rate. As of December 31, 2021, 2020, and 2019, our net dollar retention rate was 101.0%, 89.2% and 108.4%, respectively. The decline in net dollar retention rate in 2020 was primarily due to the impact of the global COVID-19 pandemic in 2020 and the increase in net dollar retention rate in 2021 was primarily due to the lessening impact of the global COVID-19 pandemic in 2021 and the adoption of our new virtual solution, Attendee Hub, and we expect this rate to return to historical levels once the impact of the global COVID-19 pandemic on our business subsides, and then potentially exceed historical levels as a result of the market opportunity created by virtual and hybrid events.

Our net dollar retention rate may fluctuate as a result of a number of factors, including the growing level of our revenue base, the level of penetration within our customer base, expansion of products and features, our ability to retain our customers and our ability to upsell and cross-sell to our customers. Our calculation of net dollar retention rate may differ from similarly titled metrics presented by other companies.

Customers Contributing More Than $100,000 of Annual Recurring Revenue

We focus on growing the number of customers that contribute more than $100,000 of annual recurring revenue (“ARR”) as a measure of our ability to scale with our existing customers and attract larger organizations to Cvent. Revenue from these customers represented 41.0%, 32.9% and 32.6% of revenue for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, 2020, and 2019, we had 802, 666 and 722 customers that contributed more than $100,000 of ARR in each of their respective years, demonstrating our rapid penetration of larger organizations including enterprises. The increase we saw as of December 31, 2021 is the primarily result of cross-selling Attendee Hub into our existing client base, significantly increasing the value of those clients. The threshold value of customers for which we calculate ARR and our calculation of ARR may differ from similarly titled metrics presented by other companies.

Components of Operating Results

Revenue

We generate revenue from two primary sources: Event Cloud subscription-based solutions and Hospitality Cloud marketing-based and subscription-based solutions. Subscription-based solution revenue consists primarily of fees to provide our customers with access to our cloud-based software platform. Marketing-based solution revenue consists primarily of fees for digital advertising on CSN or one of our other online advertising platforms.

Event Cloud

We generate the majority of our Event Cloud revenue from subscriptions for our event marketing and management software solution. Subscription revenue is driven primarily by the number of registrations purchased and the number and complexity of mobile applications, onsite events and virtual events purchased in addition to additional modules that enhance the functionality of the software solution. In some cases, the subscription price is based on the number of subscriptions being purchased by the customer.

The terms of our Event Cloud contracts are typically non-cancellable, have annual or multi-year terms, and are billed in advance, generally annually, but also on a quarterly basis. In the case of multi-year agreements, the agreement sometimes includes annual price increases over the contract term. Our agreements are sum-certain and not pay-as-you-go. Generally, if a customer exceeds their purchased number of registrations, the customer will incur an overage fee. We recognize revenue associated with Event Cloud subscription agreements ratably over the term of the contract. Certain revenue associated with Onsite Solutions and Attendee Hub products is recognized at a point in time as the services are performed and the performance obligations are satisfied. Amounts that have been contractually invoiced are initially recorded as deferred revenue and are recognized as revenue ratably over the subscription period. We refer to contractual amounts that have not been invoiced as unbilled contract value, and together with deferred revenue, remaining performance obligations. Unbilled contract value is not reflected in our consolidated financial statements.

Hospitality Cloud

We generate our Hospitality Cloud revenue from marketing and subscription-based software solutions. Marketing solutions revenue is primarily driven by the number of advertisements purchased on CSN. The advertisement price is primarily determined by the term, targeted geography, market tier, number and prominence of the advertising placement. Subscription revenue is driven primarily by the number of licenses purchased for our lead scoring solution to prioritize group RFPs, three-dimensional hotel tours, event diagramming to collaborate with event organizers on designing optimal event layouts and viewing three-dimensional renderings, room block management to enable event attendees to reserve hotel rooms, business transient solutions and business intelligence solutions to benchmark against internal and targeted competitive metrics. In some cases, the subscription price is based on the number of subscriptions being purchased by the customer.

The terms of our subscription and marketing contracts are typically non-cancellable, annual or multi-year terms, and are typically billed in advance, generally annually, but also on a quarterly basis. In the case of multi-year agreements, the agreement sometimes includes annual price increases over the contract term. Our agreements are sum-certain and not based on usage. We recognize revenue associated with these agreements ratably over the term of the subscription or advertising period. Amounts that have been contractually invoiced are initially recorded as deferred revenue and are recognized as revenue ratably over the subscription or advertising period. We refer to contractual amounts that have not been invoiced as unbilled contract value, and together with deferred revenue, remaining performance obligations.

We refer to contractual amounts that have not been invoiced as unbilled contract value, and together with deferred revenue, remaining performance obligations. Unbilled contract value is not reflected in our consolidated financial statements. See “Key Factors Affecting Our Performance —Seasonality” for the effects of seasonality on our Hospitality Cloud Revenue.

For multi-year agreements for either Event Cloud or Hospitality Cloud solutions, we typically invoice the amount for the first year of the contract at signing, followed by subsequent annual invoices at the anniversary of each year. Since we bill most of our customers in advance, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced or recognized in revenue, they are considered by us to be unbilled contract value, and together with deferred revenue, remaining performance obligations. As of December 31, 2021 and 2020 our total current deferred revenue was $239.8 million and $207.6 million, which amounts do not include unbilled contract value for contracts not yet billed of $573.4 million and $576.1 million, respectively. We expect that the amount of unbilled contract value relative to the total value of our contracts will change from year to year for several reasons, including the amount of cash collected early in the contract term, the specific timing and duration of customer agreements, varying invoicing cycles of agreements, the specific timing of customer renewal, changes in customer financial circumstances and foreign currency fluctuations. We expect to recognize approximately 68.1% of our remaining performance obligations as revenue over the subsequent 24 months, and the remainder thereafter.

Cost of Revenue

Cost of revenue primarily consists of employee-related expenses, such as salaries, benefits, bonuses and stock-based compensation, related to providing support and hosting our solutions, costs of cloud-based data center capacity, software license fees, costs to support our onsite solutions and virtual products, interchange fees related to merchant services and amortization expense associated with capitalized software. In addition, we allocate a portion of overhead, such as rent and depreciation and amortization to cost of revenue based on headcount.

Although Cvent breaks out revenue by cloud, we do not track or manage the business by cost of revenue by cloud. Rather, we manage cost of revenue by type of direct cost, and a significant portion of these direct costs are shared costs to support both Event Cloud and Hospitality Cloud solutions. This is consistent with Cvent’s approach to management of the business as one comprehensive solution for the entire event management lifecycle.

We are invested in our customers’ success and as such, we will continue to invest in providing support, expanding our capacity to support our growth and developing new features to support virtual and hybrid events and enhance our existing products, which in the near-term will result in higher cost of revenue in absolute dollars and as a percentage of revenue.

Gross Profit and Gross Margin

Gross profit is total revenue less total cost of revenue. Gross margin is gross profit expressed as a percentage of total revenue. We expect that our gross margin may fluctuate from period to period as a result of seasonality related to our onsite solutions, virtual and merchant services products in the near-term, and additional costs associated with potential future acquisitions.

Operating Expenses

Our operating expenses include selling and marketing expenses, research and development expenses, general and administrative expenses and intangible asset amortization, exclusive of amounts included in cost of revenue.

Sales and Marketing

Sales and marketing expenses primarily consist of personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation. We capitalize commissions when they are earned by staff, which is when the customer contract is signed. We amortize capitalized commissions over the average historic customer contract life. In addition to staff costs, our cost of marketing includes product marketing and other brand-building and lead generation tactics such as webinars, trade shows, product seminars, content marketing, digital marketing, third-party content distribution and our annual client conference, Cvent CONNECT. In addition, we also allocate a portion of overhead, such as rent and depreciation to sales and marketing based on headcount.

We intend to continue to invest in sales and marketing and expect spending in these areas to increase in the near-term in absolute dollars and as a percentage of revenue over the near-term as we continue to expand our business both domestically and internationally and take advantage of the growing need for virtual and hybrid events. We expect sales and marketing expenses to continue to be among the most significant components of our operating expenses.

Research and Development

Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses and stock-based compensation and the cost of third-party contractors. Research and development expenses, other than software development costs that qualify for capitalization, are expensed as incurred. In addition, we allocate a portion of overhead, such as rent and depreciation to research and development based on headcount.

With the exception of software developed by companies we have acquired, we maintain a unified software code base for our entire platform, which we believe improves the efficiency of our research and development activities. We expect research and development expenses to increase in the near-term in absolute dollars and as a percentage of revenue as we expand our product offerings, including our virtual and hybrid event functionality, and integrate and support potential future acquired businesses and technologies.

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for administrative, internal information technology operations, finance, legal and human resource staff, including salaries, benefits, bonuses and stock-based compensation, as well as professional fees, insurance premiums and other corporate expenses. In addition, we allocate a portion of overhead, such as rent and depreciation to general and administrative based on headcount.

We expect our general and administrative expenses to increase in absolute dollars and as a percentage of revenue over the near-term as we continue to expand our operations and hire additional personnel to support our growth. Additionally, we expect to incur incremental general and administrative expenses to comply with the additional requirements of being a public company.

Intangible Asset Amortization, Exclusive of Amounts Included in Cost of Revenue

Intangible asset amortization, exclusive of amounts included in cost of revenue, consists entirely of amortization expenses related to acquired customer relationship and trademark intangible assets. This line item excludes intangible asset amortization related to cost of revenue, which is defined as acquired developed technology and capitalized software intangible asset amortization.

We expect our intangible asset amortization expenses to increase in absolute dollars and as a percentage of revenue over the near-term as we expect to strategically acquire companies to aid in our near-term growth.

Other

Our other income/expense items include interest expense, amortization of deferred financing costs and debt discount, gain/loss on divestitures, net and other income/expense, net.

Interest Expense

Interest expense relates primarily to interest payments on our outstanding borrowings under the $740.0 million credit facility with a syndicate of lenders, comprised of an initial $700.0 million term loan facility (which term loan facility was increased by way of a $53.0 million incremental facility on October 16, 2018) and a $40.0 million incremental facility on October 26, 2018 (such term loan facility as increased by the incremental facilities, the “Term Loan Facility”) and a $40.0 million revolving loan facility (the “Revolving Credit Facility”, and together with the Term Loan Facility, the “Credit Facilities”) we entered into pursuant to the Credit Agreement dated November 30, 2017 (the “Credit Agreement”) by and between Cvent, Inc. as borrower, Papay Holdco, LLC, as Holdings, Goldman Sachs Bank USA, as administrative agent, the guarantors from time to time party thereto, and the lenders and other parties from time to time party thereto, as amended, restated, amended and restated, supplemented or otherwise modified from time to time.

Amortization of Deferred Financing Costs and Debt Discount

Amortization of deferred financing costs and debt discount consists of the amortization of up-front fees paid at the inception of our Credit Facilities.

Gain/(Loss) on Divestitures, net

Gain/(loss) on divestitures, net consists entirely of the loss incurred on the divestiture of a subsidiary of Cvent in 2020.

Other Income/(Expense), net

Other income/(expense), net consists primarily of interest income, foreign currency gains or losses, and import tax credits.

Provision for/(Benefit from) Income Taxes

Provision for/(benefit from) income taxes consists primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.

Comparison of Years Ended December 31, 2021 and 2020

The following table sets forth our consolidated statement of operations for the period indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Consolidated Statement of Operations:
Revenue:
Event cloud	$362,073	$316,080
Hospitality cloud	156,738	182,620
Total revenue	518,811	498,700
Cost of revenue	191,448	176,250
Gross profit	327,363	322,450
Operating expenses:
Sales and marketing	135,616	128,388
Research and development	96,627	87,866
General and administrative	88,206	80,564
Intangible asset amortization, exclusive of amounts included in cost of revenue	51,478	53,844
Total operating expenses	371,927	350,662
Loss from operations	(44,564)	(28,212)
Interest expense	(29,073)	(35,557)
Amortization of deferred financial costs and debt discount	(3,606)	(3,798)
Loss on extinguishment of debt	(7,159)	-
Loss on divestures, net	-	(9,634)
Other income/(expense), net	5,367	1,333
Loss before income taxes	(79,035)	(75,868)
Provision for/(benefit from) income taxes	7,044	7,865
Net loss	$(86,079)	$(83,733)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the period indicated:

	Year Ended December 31,
	2021	2020
Consolidated Statement of Operations:
Revenue:
Event cloud	69.8%	63.4%
Hospitality cloud	30.2%	36.6%
Total revenue	100.0%	100.0%
Cost of revenue	36.9%	35.3%
Gross profit	63.1%	64.7%
Operating expenses:
Sales and marketing	26.1%	25.7%
Research and development	18.6%	17.6%
General and administrative	17.0%	16.2%
Intangible asset amortization, exclusive of amounts included in cost of revenue	9.9%	10.8%
Total operating expenses	71.7%	70.3%
Loss from operations	(8.6)%	(5.7)%
Interest expense	(5.6)%	(7.1)%
Amortization of deferred financial costs and debt discount	(0.7)%	(0.8)%
Loss on extinguishment of debt	(1.4)%	0.0%
Loss on divestures, net	0.0%	(1.9)%
Other income/(expense), net	1.0%	0.3%
Loss before income taxes	(15.2)%	(15.2)%
Provision for/(benefit from) income taxes	1.4%	1.6%
Net loss	(16.6)%	(16.8)%

Revenue

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Revenue:
Event cloud	$362,073	$316,080	$45,993	14.6%
Hospitality cloud	156,738	182,620	(25,882)	(14.2)%
Total revenue	$518,811	$498,700	$20,111	4.0%

Total revenue for the year ended December 31, 2021 was $518.8 million, an increase of $20.1 million, or 4.0% compared to the year ended December 31, 2020. Event Cloud revenue accounted for $362.1 million, or 69.8% of total revenue, and Hospitality Cloud revenue accounted for $156.7 million, or 30.2% of total revenue, for the year ended December 31, 2021.

Event Cloud revenue increased $46.0 million, or 14.6%, during the year ended December 31, 2021 compared to the prior year. This increase was primarily due to a $62.1 million increase in revenue from our new virtual product, Attendee Hub, which we introduced as an integrated component of our Event Management platform at the end of August 2020, and a $15.2 million increase in revenue from our event management product which is used for event planning, promotion, registration and management and supports both in-person and virtual meetings. These increases were partially offset by the suspension of in-person meetings and events caused by the global COVID-19 pandemic, which began to significantly affect the Company in March 2020 and affected our ability to attract new customers and retain current customers. Revenue from products that support the in-person meetings and event experiences, such as Onsite Solutions and our mobile event app, were most negatively impacted, declining by an aggregate of $33.8 million during the year ended December 31, 2021, compared to the year ended December 31, 2020.

Hospitality Cloud revenue decreased $25.9 million, or 14.2%, during the year ended December 31, 2021 compared to the prior year primarily due to the suspension of in-person meetings and events caused by the global COVID-19 pandemic, which began to significantly affect our business in March 2020. As discussed in the section “Key Factors Affecting Our Performance - Seasonality,” Hospitality Cloud sales are highly seasonal, and approximately 50% of annual sales are closed in the fourth quarter of each year. Given the high percentage of Hospitality Cloud sales that are closed in the fourth quarter and the ratable revenue recognition of those sales in the following year, the amount of Hospitality Cloud sales that are made in the fourth quarter of the year will significantly drive the revenue growth of the following year. Hospitality Cloud sales in the fourth quarter of 2020 were down relative to the fourth quarter of the prior year, which drove the decline in Hospitality Cloud revenue during the year ended December 31, 2021, compared to the prior year. While annual Hospitality Cloud revenue for the year ended December 31, 2021 declined compared to 2020, the rate of decline shrunk over the course of the year, and revenue for the fourth quarter of 2021 increased by 12.1% compared to the same quarter of the prior year. We expect Hospitality Cloud revenue to continue to increase on a year-over-year basis in the future since Hospitality Cloud sales started to increase relative to the prior year period in the first half of 2021, and are expected to continue to increase as hotels spend more on marketing to drive their group business in the future as the hospitality industry continues to recover.

We generate the majority of our revenue from North America. Revenue from outside North America accounted for 13.3% and 12.3%, respectively, of total revenue for the years ended December 31, 2021 and 2020, respectively. In the near-term, in absolute dollars, we expect that total revenue from outside North America will increase at the same rate as the rest of our business, and as such, we expect total revenue from outside of North America as proportion of total revenue will not substantially change.

Cost of Revenue

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Cost of Revenue	$191,448	$176,250	$15,198	8.6%

Cost of revenue for the year ended December 31, 2021 was $191.4 million, an increase of $15.2 million, or 8.6%, compared to the year ended December 31, 2020. This increase in cost of revenue was driven by an increase in costs related to supporting virtual, in-person, and hybrid events. These costs include third-party costs, which increased $4.4 million, and credit card interchange fees related to our merchant services business, which increased $1.8 million. Additionally, employee expenses increased $5.0 million due to a 7.5% increase in average headcount, amortization of capitalized software development costs increased $3.4 million as a result of continued enhancement of our product platform, hosting expense increased $4.4 million and costs associated with Cvent CONNECT, which was held in a hybrid manner with in-person and virtual delivery models this year, increased $1.0 million. These cost increases were partially offset by a $2.1 million decline in depreciation expense, $1.5 million in wage subsidies received in 2021 pursuant to the Canada Emergency Wage Subsidy program, a $1.4 million decrease in restructuring expense related to severance from the global reduction in force completed in May 2020 and a $0.5 million decline in intangible asset amortization.

Operating Expenses

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Operating Expenses:
Sales and marketing	$135,616	$128,388	$7,228	5.6%
Research and development	96,627	87,866	8,761	10.0%
General and administrative	88,206	80,564	7,642	9.5%
Intangible asset amortization, exclusive of amounts included in cost of revenue	51,478	53,844	(2,366)	(4.4)%
Total operating expenses	$371,927	$350,662	$21,265	6.1%

Sales and Marketing. Sales and marketing expenses for the year ended December 31, 2021 were $135.6 million, an increase of $7.2 million, or 5.6%, compared to the year ended December 31, 2020. This increase was driven primarily by a $4.3 million increase in marketing program spend, a $3.3 million increase in costs associated with Cvent CONNECT, which was held in a hybrid manner with in-person and virtual delivery models this year, a $2.6 million increase in stock-based compensation and a $1.4 million increase in employee expense due to a 9.5% increase in average compensation, while average headcount declined by 4.1% compared to the prior year. These cost increases were partially offset by a $2.9 million decrease in facilities and depreciation expense, a $0.9 million decrease in restructuring expense related to severance costs related to the global reduction in force completed in May 2020, a $0.5 million decline in travel related expense and a $0.4 million decline in software licenses fees.

Research and Development. Research and development expenses for the year ended December 31, 2021 were $96.6 million, an increase of $8.8 million, or 10.0%, compared to the year ended December 31, 2020. This increase was driven primarily by higher employee expenses of $11.7 million due to a 4.0% increase in average headcount and a 5.6% increase in average compensation, $2.3 million in increased stock-based compensation and a $0.8 million increase in contracted services. These increases were partially offset by $3.6 million in wage subsidies received in 2021 pursuant to the Canada Emergency Wage Subsidy program, lower depreciation expense of $1.2 million, and a decrease in restructuring expense of $0.9 million related to severance from the global reduction in force completed in May 2020.

General and Administrative. General and administrative expenses for the year ended December 31, 2021 were $88.2 million, an increase of $7.6 million, or 9.5%, compared to the year ended December 31, 2020. This increase was driven primarily by a $5.0 million increase in bad debt expense due to negotiated settlements with customers who were negatively impacted by COVID-19, a $3.7 million increase in contracted services, a $1.9 million increase in employee expense due to a 3.5% increase in average headcount and 5.8% increase in average compensation, a $1.4 million increase in stock based compensation, a $1.1 million increase in miscellaneous taxes due a decline in the amount of sales and use tax reserve released in 2021 compared to 2020, a $0.9 million increase in acquisition and transaction costs associated with acquisition due diligence, amending our credit facility agreement and costs incurred as part of the merger process with Dragoneer. These increases were partially offset by a $2.9 million decrease in legal costs associated with prosecuting a trade secret misappropriation claim, a $1.5 million decrease in restructuring expense associated with shuttering certain office spaces and $0.4 million in severance costs related to the global reduction in force completed in May 2020, a $0.9 million decrease in consulting costs incurred to consider strategic alternatives, a $0.8 million decrease in travel related expense, and a $0.5 million decrease in software licenses expense.

Intangible Asset Amortization, Exclusive of Amounts Included in Cost of Revenue. Intangible asset amortization, exclusive of amounts included in cost of revenue for the year ended December 31, 2021 was $51.5 million, a decrease of $2.4 million, or 4.4%, compared to the year ended December 31, 2020. This decrease was driven primarily by the scheduled decline in the amortization of intangible assets acquired in past years.

Interest Expense

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Interest expense	$(29,073)	$(35,557)	$6,484	(18.2)%

Interest expense for the year ended December 31, 2021 was $29.1 million, a decrease of $6.5 million, or 18.2%, compared to the year ended December 31, 2020. This increase was driven primarily by a lower variable rate, i.e., one-month LIBOR, which declined by approximately 52 basis points on average, on our outstanding long-term debt.

Amortization of Deferred Financing Costs and Debt Discount

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Amortization of deferred financing costs and debt discount	$(3,606)	$(3,798)	$192	(5.1)%

Amortization of deferred financing costs and debt discount for the year ended December 31, 2021 was $3.6 million, which did not materially change compared to the year ended December 31, 2020.

Loss on Extinguishment of Debt

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Loss on extinguishment of debt	$(7,159)	$—	$(7,159)	100.0%

Loss on extinguishment of debt for the year ended December 31, 2021 was $7.2 million, which is due to the repayment of $500.0 million of First Lien Principal amount in connection with the Reverse Recapitalization Transaction in December 2021.

Loss on Divestitures, Net

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Loss on divestitures, net	$—	$(9,634)	$9,634	(100.0)%

Loss on divestitures, net for the year ended December 31, 2020 was $9.6 million. This loss is result of the divestiture of Kapow Events in June 2020. There were no divestitures in 2021.

Other Income/(Expense), Net

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Other income/(expense), net	$5,367	$1,333	$4,034	302.6%

Other income/(expense), net for the year ended December 31, 2021 was $5.4 million, an increase of $4.0 million compared to the year ended December 31, 2020. This increase was driven primarily by proceeds from the sale of import tax credit certificates of $4.9 million and as well as $0.8 million in foreign currency gains in the year ended December 31, 2021.

Provision for/(Benefit from) Income Taxes

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Provision for/(benefit from) income taxes	$7,044	$7,865	$(821)	(10.4)%

Provision for/(benefit from) income taxes for the year ended December 31, 2021 was $7.0 million, a decrease of $0.8 million, or 10.4%, compared to the year ended December 31, 2020. This decrease was driven primarily by the impact of changes in pre-tax book income, changes in state effective tax rates, changes in the tax on global intangible low-taxed income (“GILTI”) inclusion, the change due to the prior year divestiture of a subsidiary, and changes in the valuation allowance as a result of the reduction in deferred tax liabilities that could be used as a source of taxable income for the realization of deferred tax assets.

Comparison of Years Ended December 31, 2020 and 2019

The following table sets forth our consolidated statement of operations for the period indicated:

	Year Ended December 31,
	2020	2019
	(in thousands)
Consolidated Statement of Operations:
Revenue:
Event cloud	$316,080	$379,216
Hospitality cloud	182,620	188,388
Total revenue	498,700	567,604
Cost of revenue	176,250	211,857
Gross profit	322,450	355,747
Operating expenses:
Sales and marketing	128,388	155,801
Research and development	87,866	96,012
General and administrative	80,564	92,018
Intangible asset amortization, exclusive of amounts included in cost of revenue	53,844	57,685
Total operating expenses	350,662	401,516
Loss from operations	(28,212)	(45,769)
Interest expense	(35,557)	(47,875)
Amortization of deferred financial costs and debt discount	(3,798)	(3,836)
Loss on extinguishment of debt	-	-
Loss on divestitures, net	(9,634)	-
Other income/(expense), net	1,333	(294)
Loss before income taxes	(75,868)	(97,774)
Provision for/(benefit from) income taxes	7,865	(6,013)
Net loss	$(83,733)	$(91,761)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the period indicated:

	Year Ended December 31,
	2020	2019
Consolidated Statement of Operations:
Revenue:
Event cloud	63.4%	66.8%
Hospitality cloud	36.6%	33.2%
Total revenue	100.0%	100.0%
Cost of revenue	35.3%	37.3%
Gross profit	64.7%	62.7%
Operating expenses:
Sales and marketing	25.7%	27.4%
Research and development	17.6%	16.9%
General and administrative	16.2%	16.2%
Intangible asset amortization, exclusive of amounts included in cost of revenue	10.8%	10.2%
Total operating expenses	70.3%	70.7%
Loss from operations	(5.7)%	(8.1)%
Interest expense	(7.1)%	(8.4)%
Amortization of deferred financial costs and debt discount	(0.8)%	(0.7)%
Loss on extinguishment of debt	—	—
Loss on divestitures, net	(1.9)%	—
Other expense, net	0.3%	(0.1)%
Loss before income taxes	(15.2)%	(17.2)%
Provision for/(benefit from) income taxes	1.6%	(1.1)%
Net loss	(16.8)%	(16.2)%

Revenue

	Year Ended December 31,
	2020	2019	$ Change	% Change
Revenue:
Event cloud	$316,080	$379,216	$(63,136)	(16.6)%
Hospitality cloud	182,620	188,388	(5,768)	(3.1)%
Total revenue	$498,700	$567,604	$(68,904)	(12.1)%

Total revenue for the year ended December 31, 2020 was $498.7 million, a decrease of $68.9 million, or 12.1% compared to the year ended December 31, 2019. Event Cloud revenue accounted for $316.1 million, or 63.4% of total revenue, and Hospitality Cloud revenue accounted for $182.6 million, or 36.6% of total revenue, for the year ended December 31, 2020.

Event Cloud revenue decreased $63.1 million, or 16.6%, during the year ended December 31, 2020 compared to the prior year primarily due to the suspension of in-person meetings and events caused by the global COVID-19 pandemic, which began to significantly affect the Company in March 2020. Revenue from products that support the in-person meetings and event experience, such as Onsite Solutions and our mobile event app, were most negatively impacted, declining by $61.5 million during the year ended December 31, 2020 compared to the prior year. These declines were partially offset by $7.7 million of revenue from our new virtual product, Attendee Hub, which we introduced as an integrated component of our Event Management platform at the end of August 2020.

Hospitality Cloud revenue decreased $5.8 million, or 3.1%, during the year ended December 31, 2020 compared to the prior year primarily due to the suspension of in-person meetings and events caused by the global COVID-19 pandemic, which began to significantly affect our business in March 2020. As discussed in the section “Key Factors Affecting Our Performance—Seasonality,” Hospitality Cloud sales are highly seasonal, and approximately 50% of annual sales are closed in the fourth quarter of each year. Given the high percentage of Hospitality Cloud sales that are closed in the fourth quarter and the ratable revenue recognition of those sales in the following year, the amount of Hospitality Cloud sales that are made in the fourth quarter of the year will significantly drive the revenue growth of the following year. Hospitality Cloud sales in the fourth quarter of 2019 were strong in part due to increased prices for CSN contracts as a result of in-depth negotiations with our customers that identified the increased value of Cvent’s platform. These factors mitigated the amount of revenue decline of the Hospitality Cloud for the year ended December 31, 2020 compared to the prior year, which was also affected by the fact that revenue for Hospitality Cloud software products is recognized ratably over the term of the contract, most of which are for one or more years, and seasonality factors discussed in the section “Key Factors Affecting Our Performance—Seasonality.”

We generate the majority of our revenue from North America. Revenue from outside North America accounted for 12.3% and 11.7%, respectively, of total revenue for the years ended December 31, 2020 and 2019, respectively.

Cost of Revenue

	Year Ended December 31,
	2020	2019	$ Change	% Change
Cost of revenue	$176,250	$211,857	$(35,607)	(16.8)%

Cost of revenue for the year ended December 31, 2020 was $176.3 million, a decrease of $35.6 million, or 16.8%, compared to the year ended December 31, 2019. This decrease in cost of revenue was driven primarily by a decline in costs related to supporting in-person events, which were suspended in March 2020 due to the global COVID-19 pandemic. These costs include onsite third-party costs, which declined $18.3 million, credit card interchange fees related to our merchant services business, which declined $12.1 million, and employee expenses, which declined $11.0 million due to an 11.8% reduction in average headcount. This reduction in headcount was primarily the result of the global reduction in force in May 2020 in response to COVID-19. Additionally, costs associated with Cvent CONNECT declined $2.8 million as a result of the event being held virtually in 2020, and travel expenses declined $2.5 million as a result of corporate travel stopping in March 2020 due to the global COVID-19 pandemic. These cost declines were offset by a $10.8 million increase in amortization of capitalized software development costs as a result of continued enhancement of our product platform.

Operating Expenses

	Year Ended December 31,
	2020	2019	$ Change	% Change
Operating Expenses:
Sales and marketing	$128,388	$155,801	$(27,413)	(17.6)%
Research and development	87,866	96,012	(8,146)	(8.5)%
General and administrative	80,564	92,018	(11,454)	(12.4)%
Intangible asset amortization, exclusive of amounts included in cost of revenue	53,844	57,685	(3,841)	(6.7)%
Total operating expenses	$350,662	$401,516	$(50,854)	(12.7)%

Sales and Marketing. Sales and marketing expenses for the year ended December 31, 2020 were $128.4 million, a decrease of $27.4 million, or (17.6)%, compared to the year ended December 31, 2019. This decrease was driven primarily by an $8.7 million reduction in marketing program spend, a $7.5 million decline in costs associated with Cvent CONNECT due to it being held virtually, a $4.5 million decline in travel, meals and entertainment costs as a result of corporate travel stopping in March 2020 due to the global COVID-19 pandemic and a $2.7 million fee incurred in connection with terminating an Australian reseller agreement to bring all Australian sales under our direct sales team incurred in 2019 that did not recur in 2020. The remaining decline was the result of a $1.4 million decrease in employee expenses due to a 5.9% reduction in average headcount partially lower headcount due to the global reduction in force completed in May 2020 and a $1.1 million decrease in contracted services.

Research and Development. Research and development expenses for the year ended December 31, 2020 were $87.9 million, a decrease of $8.1 million, or (8.5)%, compared to the year ended December 31, 2019. This decrease was driven primarily by lower employee expenses of $6.3 million due to a 1.3% reduction in average headcount partially due to the global reduction in force completed in May 2020 and a $1.4 million wage subsidy received in 2021 pursuant to the Canada Emergency Wage Subsidy program, a $1.4 million decline in travel, meals and entertainment costs as a result of corporate travel stopping in March 2020 due to the global COVID-19 pandemic and lower contracted development services of $1.5 million. These reductions were partially offset by higher software license fees of $1.0 million.

General and Administrative. General and administrative expenses for the year ended December 31, 2020 were $80.6 million, a decrease of $11.5 million, or (12.4)%, compared to the year ended December 31, 2019. This decrease was driven primarily by a $4.7 million reduction in professional services fees, a $4.1 million decline in employee expenses due to a 7.3% reduction in average headcount partially due to the global reduction in force completed in May 2020, no acquisition costs in 2020, compared to 2019, during which $3.3 million in acquisition costs were incurred, and a $1.9 million decline in travel, meals and entertainment as a result of corporate travel stopping in March 2020 due to the global COVID-19 pandemic. Additionally, costs associated with lower computer hardware, recruiting, and charges associated with the winding up of one of our distribution channels contributed to the decline in costs. These cost declines were partially offset by $1.9 million of higher bad debt expense associated with an increase in the allowance for expected credit losses of certain accounts receivable due to the effect of the global COVID-19 pandemic on our client’s operations, $1.6 million of increased outside legal fees associated with prosecuting a trade secret misappropriation claim, a $1.6 million increase in restructuring expense associated with shuttering certain office spaces due to the shift to a remote work environment as a result of the global COVID-19 pandemic and $1.1 million in legal and consulting costs to consider strategic alternatives.

Intangible Asset Amortization, Exclusive of Amounts Included in Cost of Revenue. Intangible asset amortization, exclusive of amounts included in cost of revenue for the year ended December 31, 2020 was $53.8 million, a decrease of $3.8 million, or (6.7)%, compared to the year ended December 31, 2019. This decrease was driven primarily by the scheduled decline in the amortization of intangible assets acquired in past years and no business acquisitions occurring in 2020.

Interest Expense

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands)
Interest expense	$(35,557)	$(47,875)	$12,318	25.7%

Interest expense for the year ended December 31, 2020 was $35.6 million, a decrease of $12.3 million, or 25.7%, compared to the year ended December 31, 2019. This decrease was driven primarily by a lower variable rate, i.e., one-month LIBOR, which declined by approximately 170 basis points on average, on our outstanding long-term debt.

Amortization of Deferred Financing Costs and Debt Discount

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands)
Amortization of deferred financing costs and debt discount	$(3,798)	$(3,836)	$(38)	(1.0)%

Amortization of deferred financing costs and debt discount for the year ended December 31, 2020 was $3.8 million, which did not change compared to the year ended December 31, 2019.

Loss on Divestitures, Net

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands)
Loss on divestitures, net	$(9,634)	$—	$(9,634)	(100.0)%

Loss on divestitures, net for the year ended December 31, 2020 was $9.6 million. This loss is result of the divestiture of Kapow Events in June 2020. There were no divestitures in 2019.

Other Income/(Expense), Net

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands)
Other income/(expense), net	$1,333	$(294)	$1,627	(553.4)%

Other income/(expense), net for the year ended December 31, 2020 was $1.3 million, an increase of $1.6 million, or (553.4)%, compared to the year ended December 31, 2019. This increase was driven primarily by proceeds from the sale of import tax credit certificates and interest income, partially offset by a decrease in foreign currency losses. This decrease in foreign currency losses was driven primarily by fluctuations in the British Pound, Euro and Canadian Dollar currencies.

Provision for/(Benefit from) Income Taxes

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands)
Provision for/(benefit from) income taxes	$7,865	$(6,013)	$13,878	230.8%

Provision for/(benefit from) income taxes for the year ended December 31, 2020 was $7.9 million, an increase of $13.9 million, or 230.8%, compared to the year ended December 31, 2019. This increase was driven primarily by the impact of changes in pre-tax book income, changes in state effective tax rates and changes in the valuation allowance as a result of the reduction in deferred tax liabilities that could be used as a source of taxable income for the realization of deferred tax assets.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the non-GAAP measures of Adjusted EBITDA and Adjusted EBITDA margin are useful in evaluating our operating performance. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only, and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures of operating performance monitored by management that are not defined under GAAP and that do not represent, and should not be considered as, an alternative to net loss or net loss margin, as determined by GAAP. We define Adjusted EBITDA as net loss adjusted for interest expense, amortization of deferred financing costs and debt discount, gain/(loss) on extinguishment of debt, gain/(loss) on divestitures, net, other income/(expense), net, provision for/(benefit from) income taxes, depreciation, amortization of software development costs, intangible asset amortization, stock-based compensation expense, restructuring expense, cost related to acquisitions, and other items. Adjusted EBITDA margin represents Adjusted EBITDA divided by revenue. We use Adjusted EBITDA and Adjusted EBITDA margin to understand and evaluate our core operating performance and trends. We believe Adjusted EBITDA and Adjusted EBITDA margin are helpful to investors, analysts, and other interested parties because it can assist in providing a more consistent and comparable overview of our operations across our historical financial periods.

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider either in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, you should consider Adjusted EBITDA and Adjusted EBITDA alongside other financial performance measures, including net loss, net loss margin and our other GAAP results. In evaluating Adjusted EBITDA and Adjusted EBITDA margin, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Adjusted EBITDA and Adjusted EBITDA margin. Adjusted EBITDA and Adjusted EBITDA margin are not a presentation made in accordance with GAAP and the use of the term varies from others in our industry.

A reconciliation of Adjusted EBITDA to net loss and of Adjusted EBITDA margin to net loss margin (defined as net loss divided by revenue), the most directly comparable GAAP measure, respectively, is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Adjusted EBITDA:
Net loss	$(86,079)	$(83,733)	$(91,761)
Adjustments
Interest expense	29,073	35,557	47,875
Amortization of deferred financing costs and debt discount	3,606	3,798	3,836
Loss on extinguishment of debt	7,159	-	-
Loss on divestitures, net (5)	-	9,634	-
Other income/(expense), net	(5,367)	(1,333)	294
Provision for/(benefit from) income taxes	7,044	7,865	(6,013)
Depreciation	10,389	15,141	16,163
Amortization of software development costs	61,524	58,606	48,572
Intangible asset amortization	51,478	53,844	55,815
Stock-based compensation expense	25,056	17,695	18,833
Restructuring expense (1)	2,245	7,400	3,230
Cost related to acquisitions (2)	1,591	877	4,164
Other items (3)	(4,043)	3,853	7,096
Adjusted EBITDA	103,676	129,204	108,104

Adjusted EBITDA Margin:
Revenue	$518,811	$498,700	$567,604
Net loss margin (4)	(16.6)%	(16.8)%	(16.2)%
Adjusted EBITDA margin (6)	20.0%	25.9%	19.0%
(1)
Restructuring expense includes costs associated with severance related to the global reduction in force that took place in May 2020 in response to the global COVID-19 pandemic, severance to employees of acquired entities, retention bonuses to employees of acquired entities, costs to discontinue use of a back-office system and closing of office space.
(2)
Represents costs incurred in association with acquisition activity, including due diligence and post-acquisition earn out payments.
(3)
Includes other costs associated with litigation, private equity management fees, and credit facility fees, net of the gain from government subsidies related to global COVID-19 pandemic.
(4)
Net loss margin represents net loss divided by revenue and Adjusted EBITDA margin represents Adjusted EBITDA divided by revenue.
(5)
Loss on divestitures, net is the result of the divestiture of Kapow Events in June 2020.
(6)
Net loss margin represents net loss divided by revenue and Adjusted EBITDA margin represents Adjusted EBITDA divided by revenue.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, on-going collection of our accounts receivable and our Credit Facilities. Cash and cash equivalents may include holdings in bank demand deposits, money market instruments and certificates of deposit. We also periodically invest a portion of our excess cash in short-term investments with stated maturity dates between three months and one year from the purchase date.

Our U.S. entities held $54.2 million and $26.0 million in cash and cash equivalents and short-term investments as of December 31, 2021 and 2020, respectively. Our non-U.S. entities held $72.9 million and $39.2 million in cash and cash equivalents and short-term investments as of December 31, 2021 and 2020, respectively.

Due to the global COVID-19 pandemic, in March 2020, global economic activity slowed down. In anticipation of possible constraints on cash and working capital, the Company fully drew on its Revolving Credit Facility on March 20, 2020. We repaid portions of the outstanding Revolving Credit Facility balance in May, September, and December 2020, leaving $13.4 million drawn as of December 31, 2020. We repaid the remaining outstanding balance on our Revolving Credit Facility as of April 2021.

As previously discussed above, during the fourth quarter we completed our Reverse Recapitalization Transaction with Dragoneer. Net proceeds from this transaction after deducting fees and expenses were approximately $523.0 million, $500.0 million of which was used to repay the outstanding principal indebtedness under our Term Loan Facility. The remaining net proceeds are included in cash and cash equivalents on our consolidated balance sheet.

We believe that existing cash and cash equivalents and short-term investments held by us, cash and cash equivalents anticipated to be generated by us (including the net proceeds generated from the fourth quarter Reverse Recapitalization Transaction) and borrowing capacity under our revolving line of credit are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least 12 months. We also believe that these financial resources will continue to allow us to manage the ongoing impact of COVID-19 on our business operations for the foreseeable future, including mitigating potential reductions in revenue and delays in payments from our customers and partners. Our future capital requirements will depend on several factors, including but not limited to our obligation to repay any amounts outstanding under our Credit Facilities, our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies, this could reduce our ability to compete successfully and harm our results of operations.

Material Cash Requirements for Known Contractual and Other Obligations

The following is a description of commitments for capital expenditures and other known and reasonably likely cash requirements as December 31, 2021 and 2020, respectively. We anticipate fulfilling such commitments with our existing cash and cash equivalents short-term investments and borrowing capacity under our Revolving Credit Facility, which amounted to $40.0 million and $26.2 million as of December 31, 2021 and 2020, respectively.

In the ordinary course of business, we enter into various purchase commitments primarily related to third-party cloud hosting, technology operations and data services. Total non-cancellable purchase commitments as of December 31, 2021 were approximately $15.7 million expiring at various dates through 2026. Total non-cancellable purchase commitments as of December 31, 2020 were approximately $33.0 million expiring at various dates through 2023. See Note 15. Purchase Commitments of our audited consolidated financial statements included elsewhere in this Annual Report.

We entered into the Credit Facilities on November 30, 2017 and increased the amount of the Term Loan Facility by way of incremental facilities on October 16, 2018 and October 26, 2018. A portion of the proceeds under the Term Loan Facility was used to repay borrowings outstanding under our then existing credit facilities, together with accrued interest, a prepayment premium and related expenses, and the proceeds of the incremental facilities were used to finance additional acquisitions or to refinance acquisition indebtedness. In April 2021, we amended and extended our Revolving Credit Facility through August 30, 2024. On November 18, 2021, the Company entered into the Second Amendment to the Credit Agreement which, among other things, provide the Company the option to report to the lenders financial statements at the consolidated parent level. Due to the spread of COVID-19 in the beginning of 2020, the global economic activity slowed down and in anticipation of constraints on cash and working capital, we fully drew on the Revolving Credit Facility on March 20, 2020. We paid off portions of the Revolving Credit Facility in May, September, and December 2020 and repaid the remaining balance as of April 2021. Additionally, as noted above, we used net proceeds from the Reverse Recapitalization Transaction in the fourth quarter to repay $500.0 million of principal under the Term Loan Facility. Further information regarding the Company’s debt issuances and payment commitments can be found in Note 13. Debt, of our consolidated financial statements included elsewhere in this Annual Report.

Credit Facilities

Borrowings under the Credit Facilities bear interest at a rate per annum, at our option, equal to an applicable margin, plus, (a) for alternative base rate borrowings, the highest of (i) the prime rate in effect on such day as determined by the administrative agent, (ii) the Federal Funds Rate in effect on such day plus 1/2 of 1.00% and (iii) LIBOR (subject to a floor of 0.0%) plus 1.00% and (b) for eurocurrency borrowings, LIBOR for the relevant interest period divided by 1 minus the Statutory Reserves (if any) (each term as defined in the Credit Agreement) (subject to a floor of 0.0%). The applicable margin for borrowings under the Credit Facilities is (a) with respect to term loan borrowings, 2.75% for alternate base rate borrowings and 3.75% for eurocurrency borrowings, and (b) with respect to revolving loans, 2.75% for alternate base rate borrowings and 3.75% for eurocurrency borrowings when our first lien leverage ratio is greater than 4.00 to 1.00, with step downs to (i) 2.50% for alternate base rate borrowings and 3.50% for eurocurrency borrowings when our first lien leverage ratio is less than or equal to 4.00 to 1.00 but greater than 3.50 to 1.00 and (ii) 2.25% for alternate base rate borrowings and 3.25% for eurocurrency borrowings when our first lien leverage ratio is less than or equal to 3.50 to 1.00. Our first lien leverage ratio is determined in accordance with the terms of the Credit Facilities. The interest rate on our Term Loan Facility was 3.8% and 3.9% at December 31, 2021 and 2020, respectively, and the interest rate on our Revolving Credit Facility was 3.9% at December 31, 2020, with no outstanding borrowings as of December 31, 2021.

As noted above, on November 18, 2021, the Company entered into the Second Amendment which, among other things, provide the Company the option to report to the lenders financial statements at the consolidated parent level.

As previously discussed above, during the fourth quarter of 2021 the Company completed the Reverse Recapitalization Transaction. Net proceeds from this transaction after deducting fees and expenses were approximately $523.0 million, $500.0 million of which was used to repay the outstanding principal indebtedness under our Term Loan Facility. As a result of the voluntary prepayment of the outstanding principal indebtedness under our Term Loan Facility, the company recognized $7.2 million in loss on extinguishment of debt reflected in the Company's consolidated statement of operations associated with the write-off of debt issuance costs.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$122,196	$29,099	$48,029
Net cash used in investing activities	(60,838)	(42,571)	(73,754)
Net cash provided by financing activities	2,874	5,528	20,352
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,073)	693	255
Change in cash, cash equivalents, and restricted cash	61,159	(7,251)	(5,118)
Cash, cash equivalents, and restricted cash at beginning of year	65,470	72,721	77,839
Cash, cash equivalents, and restricted cash at end of year	$126,629	$65,470	$72,721
Cash paid for interest	$29,056	$35,552	$47,856

Operating Activities

Net cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the amount and timing of customer payments. Cash provided by operations in the years ended December 31, 2021, 2020, and 2019 is primarily attributable to net loss adjusted for non-cash items. Cash provided by operations is also attributable to the change in accounts receivable and deferred revenue, which is driven by the seasonality of our business and our collections process. Our cash flows from operating activities are generally reflective of our ability to invoice annual subscription fees upfront with payments due 30 days after the customer’s receipt of the invoice. We experience seasonality in our accounts receivable. The first and fourth quarters historically include a higher level of cash collections, which is a result of higher levels of invoicing in the first and fourth quarters.

For the year ended December 31, 2021, net cash provided by operating activities was $122.2 million, which was primarily driven by net loss adjusted for non-cash items and a $33.0 million increase in deferred revenue, partially offset by $33.6 million in capitalized commissions, net. For the year ended December 31, 2020, net cash provided by operating activities was $29.1 million, which was primarily driven by net loss adjusted for non-cash items, partially offset by a $42.1 million decline in client cash related to merchant services, and a $16.6 million decline in deferred revenue. The decline in client cash and deferred revenue were the result of the suspension of in-person events due to the global COVID-19 pandemic, which started to significantly affect our business in March 2020. For the year ended December 31, 2019, net cash provided by operating activities was $48.0 million, which was primarily driven by a $42.4 million increase in deferred revenue and net loss adjusted for non-cash items. These items were partially offset by increased accounts receivable of $23.4 million.

Investing Activities

Our investing activities have consisted primarily of costs related to software developed for internal use, purchases of computer equipment and leasehold improvements, purchases and sales of short-term investments, business acquisitions and proceeds from the divestiture of Kapow Events in 2020. As with other parts of our business, capital expenditures were significantly lower in 2020 as a result of the global COVID-19 pandemic. During 2021, the impact of the pandemic lessened, and as these effects continue to lessen and when our business begins to grow again, we expect our capital expenditures and our investment activity to continue to increase.

For the year ended December 31, 2021, net cash used in investing activities was $60.8 million, reflecting $41.0 million in capitalized software development, $14.8 million for the acquisition of Shoflo, and $4.7 million in purchases of property and equipment. For the year ended December 31, 2020, net cash used in investing activities was $42.6 million, reflecting $40.6 million in capitalized software development, $2.1 million of purchases of property and equipment and $1.4 million for the acquisition of SummitSync. For the year ended December 31, 2019, net cash used in investing activities was $73.8 million, reflecting $45.0 million in capitalized software development, $19.9 million of purchases of property and equipment, $7.9 million of maturities of short-term investments net of purchases and $16.7 million in contingent consideration payments related to past acquisitions and the acquisitions of Wedding Spot, LLC and DoubleDutch, Inc.

Financing Activities

Our financing activities have consisted primarily of proceeds from and principal payments on the Company’s Term Loan and Revolving Credit Facility and proceeds from the exercise of stock options. For the year ended December 31, 2021, net cash provided by financing activities was $2.9 million, consisting of $552.7 million in proceeds from recapitalization, partially offset by $506.0 million in principal repayments on first lien term loan, $30.8 million in payment of offering costs, and $13.4 million in principal repayments of revolving credit facility. For the year ended December 31, 2020, net cash provided by financing activities was $5.5 million, consisting of $14.4 million in proceeds from drawing on the Company’s $40.0 million Revolving Credit Facility, net of $7.9 million of scheduled principal payments on the Company’s Term Loan Facility. For the year ended December 31, 2019, net cash provided by financing activities was $20.4 million, consisting of $28.5 million in proceeds from the exercise of stock options by certain employees, net of $7.9 million of scheduled principal payments on the Company’s Term Loan Facility.

Commitments and Contingencies

See the information set forth in Note 15 (Commitments and Contingencies) to the annual consolidated financial statements included elsewhere in this Annual Report.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Indemnification Agreements

In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses related to breach of confidentiality and claims by third parties of intellectual property infringement, misappropriation or other violation. See “Risk Factors—We have indemnity provisions under our contracts with our customers, channel partners and other third parties, which could have a material adverse effect on our business.” In addition, in connection with the consummation of the Reverse Recapitalization Transaction we entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. There are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.

Critical Accounting Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this Annual Report. The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from those estimates, impacting our reported results of operations and financial condition.

Our critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material effect on our consolidated financial statements or our results of operation. A thorough understanding of these critical accounting estimates is essential when reviewing our consolidated financial statements. We believe that the critical accounting estimates listed below are the most difficult management decisions as they involve the use of significant estimates and assumptions as described above. Refer to “Note 2—Summary of Significant Accounting Policies” to the consolidated financial statements included elsewhere in this Annual Report for more detailed information regarding our critical accounting estimates.

Business Combinations, Goodwill and Acquired Intangible Assets

We account for business acquisitions using the purchase method of accounting, in accordance with which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. Such valuations are subject to uncertainty as they require us to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology and trade names from a market participant perspective, useful lives and discount rates. We use the Multi-Period Excess Earnings Method, which is an income approach, to value the customer relationship intangible assets. We apply certain growth assumptions, related to price and volume increases, as well as expected customer churn and attrition levels to the forecasted revenue model. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. The estimates underlying such valuations have not materially changed in the year ended December 31, 2021 compared to December 31, 2020 or the year ended December 31, 2020 compared to December 31, 2019.

Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but the Company evaluates goodwill impairment of its single reporting unit annually in the fourth quarter, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. The fair value of our single reporting unit significantly exceeded its carrying value as of December 31, 2021.

Sales Commissions

The adoption of Topic 606 resulted in the capitalization of incremental costs to obtain contracts with customers. Commissions earned by our sales personnel are considered incremental costs of obtaining a contract with a customer. Accordingly, sales commissions are capitalized when incurred and amortized on a straight-line basis over our average historical customer life, which is determined based on the underlying product line and ranges from one to four years. We determine the period of amortization by reviewing the average length of our customers contracts, changes in technology, expected contract renewals and customer retention, and other industry factors. We re-assess this calculation periodically.

Capitalized Software Development Costs

Costs incurred during the application development stage to develop software directly used in the delivery of revenue generating activities are capitalized and recorded as capitalized software development costs on the balance sheet. There is judgment involved in estimating cost incurred on a project-by-project basis in the application development stage. These costs are amortized on a project-by-project basis using the straight-line method over the estimated economic life of the application, which is generally three years, beginning when the asset is ready for its intended use. Costs incurred during the preliminary development stage, as well as maintenance and training costs are expensed as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities, and their respective income tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company accounts for uncertain tax positions based on a two-step process of evaluating recognition and measurement criteria. The first step assesses whether the tax position is more-likely-than-not to be sustained upon examination by the taxing authority, including resolution of any appeals or litigation, on the basis of the technical merits of the position. If the tax position meets the more-likely-than-not criteria, the portion of the tax benefit that has a greater than 50% likelihood of being realized upon settlement with the relevant tax authority is recognized in the consolidated financial statements.

The Company is subject to tax on global intangible low-taxed income, or GILTI, earned by certain foreign subsidiaries. Entities can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to account for GILTI tax as a current period expense.

Stock-Based Compensation

Employee stock-based compensation is recognized as a cost in the consolidated statements of operations and comprehensive loss. For both equity-classified and liability-classified awards, such cost is measured at the grant date fair value of the award. We estimate the grant date fair value for stock options using the Black-Scholes option-pricing model. The Black-Scholes pricing model requires the use of subjective assumptions including the expected term of the options, the price volatility of the underlying stock, dividend yield, and a discount for the lack of marketability. The expected dividend yield is zero, as we have not previously declared cash dividends and do not currently intend to declare cash dividends in the foreseeable future. Prior to the Company becoming publicly traded, because Legacy Cvent was privately-held, the Black-Scholes pricing inputs, including the grant date fair value of the underlying common stock, volatility of the underlying stock, and a discount for the lack of marketability, were estimated based on our peer group companies, which are publicly-traded. Our peer group was established through consultation with our external valuation firm; our ultimate parent entity, an affiliate of Vista Equity Partners Management, LLC (“Vista”); and confirmed through the review of the performance and valuation attributes of our peer group to determine that our public-company peer group is a reasonable and fair proxy for our share performance, if our shares were publicly-traded. The risk-free rate for the expected term of the option was based on the U.S. Treasury yield curve at the date of grant.

The initial determination of compensation cost is based on the number of stock options or other awards granted, which is then amortized over the vesting period. Liability classified awards are remeasured to fair value at each reporting date with the corresponding change in value recorded in the consolidated statements of operations and comprehensive loss. We recognize expense over the requisite service period on a straight-line basis. We record the impact of forfeitures on stock compensation expense in the period the forfeitures occur.

As we are now a public company, we have a readily determinable market price for our common stock, which we will utilize in determining the fair value of any future awards. Prior to the Company becoming publicly traded, the fair value of the common stock underlying the stock options was determined by the board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of the common stock underlying those options on the date of grant. Because there was no public market for our common stock prior to the Reverse Recapitalization Transaction, the valuations of the common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation and Internal Revenue Service Revenue Ruling 59-60. The

assumptions used by us in the valuation model were based on future expectations combined with management judgment. In the absence of a public trading market, the board of directors with input from management exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of the common stock as of the date of each option grant, including the following factors:

•
contemporaneous independent valuations performed at periodic intervals by an unrelated third-party valuation specialist;
•
the nature of the business and its history since inception;
•
the economic outlook in general and the condition and outlook of the specific industry;
•
the book value of the stock and the financial condition of the business;
•
the operating and financial performance and forecast;
•
whether or not we have goodwill or other intangible values;
•
marketability of the common stock;
•
the hiring of key personnel;
•
any corporate or asset acquisitions, or divestitures;
•
present value of estimated future cash flows;
•
the likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an initial public offering or sale of the company, given prevailing market condition and the nature and history of the business;
•
illiquidity of stock-based awards involving securities in a private company;
•
the market performance of comparable publicly traded technology companies; and
•
the U.S. and global capital market conditions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency rates, although we also have some exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Foreign Currency Exchange Risk

Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our consolidated statement of operations and comprehensive loss. A portion of our business is conducted through our subsidiary in India whose functional currency is the U.S. Dollar. Our primary foreign currency exchange risk arises from subsidiaries operating in foreign countries where the functional currency is the local currency, including the U.K., Germany, and Canada. We report our foreign subsidiaries’ financial results upon the translation into USD. To the extent that transactions by our foreign subsidiaries are denominated in currencies other than the U.S. Dollar, we bear the risk that fluctuations in the exchange rates of the U.S. Dollar in relation to other currencies could increase our costs and expenses. Realized foreign currency transaction (gains)/losses are included in net loss and were $(0.8) million, $0.8 million and $1.5 million for the years ended December 31, 2021, 2020 and 2019.

To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited, and we may not be able to successfully hedge our exposure. During the year ended December 31, 2021, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Risk

Our primary market risk exposure is changing LIBOR-based interest rates. Our Credit Facilities bear interest at a floating rate at our option of a rate per annum equal to (a) LIBOR (subject to a floor of 0.0%) plus an applicable margin of 3.75%, or (b) an alternative base rate plus an applicable margin of 2.75% (as described under “Management’s Discussion and Analysis of Financial Condition and

Results of Operations—Liquidity and Capital Resources—Credit Facilities,” above). At December 31, 2021, we had outstanding principal balances of $265.7 million and zero (including no outstanding letters of credit) under our Term Loan Facility and Revolving Credit Facility. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $2.7 million. At December 31, 2020, we had outstanding principal balances of $771.6 million and $13.4 million (including $0.4 million in outstanding letters of credit) under our Term Loan Facility and Revolving Credit Facility, respectively.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cvent Holding Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cvent Holding Corp. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Capitalized software development costs – capitalized costs

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated capitalized software development costs, net was $108.9 million as of December 31, 2021. Costs incurred by the Company during the application development stage to develop software directly used in the delivery of revenue generating activities are capitalized. There is judgment involved in estimating cost incurred on a project-by-project basis in the application development stage.

The principal considerations for our determination that performing procedures relating to capitalized software development costs, specifically the estimate of costs eligible for capitalization, is a critical audit matter are the significant judgments by management when developing their estimate, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s determination of costs incurred during the application development stage.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for determining costs eligible for capitalization in the current year, (ii) evaluating whether the costs were eligible for capitalization, (iii) testing the underlying data used in management’s estimate of eligible costs, and (iv) evaluating the reasonableness of management’s estimate of eligible costs. Evaluating the reasonableness of management’s estimate of eligible costs involved comparing management’s determination of costs incurred during the application development stage to supporting documentation as well as performing inquiries with management.

/s/ PricewaterhouseCoopers LLP

Washington, District of Columbia

March 7, 2022

We have served as the Company’s auditor since 2017.

CVENT HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$126,526	$65,265
Restricted cash	103	205
Short-term investments	538	—
Accounts receivable, net of allowance of $4.5 million and $3.3 million, respectively	112,251	141,113
Capitalized commissions, net	25,393	22,000
Prepaid expenses and other current assets	20,376	12,415
Total current assets	285,187	240,998
Property and equipment, net	15,334	21,715
Capitalized software development costs, net	108,851	124,030
Intangible assets, net	221,371	272,416
Goodwill	1,617,880	1,605,628
Operating lease right-of-use assets	28,370	38,922
Capitalized commissions, net, non-current	22,999	20,427
Deferred tax assets, non-current	2,403	2,036
Other assets, non-current, net	3,684	5,479
Total assets	$2,306,079	$2,331,651
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$17,920
Accounts payable	2,675	4,078
Accrued expenses and other current liabilities	79,827	81,939
Fees payable to customers	24,982	16,872
Operating lease liabilities, current	11,290	15,910
Deferred revenue	239,843	207,622
Total current liabilities	358,617	344,341
Deferred tax liabilities, non-current	16,695	16,950
Long-term debt, net	262,302	753,953
Operating lease liabilities, non-current	30,809	40,317
Other liabilities, non-current	8,200	5,239
Total liabilities	676,623	1,160,800
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.0001 par value, 1,500,000,000 and 1,100,000 shares authorized at December 31, 2021 and 2020, respectively; 481,121,695 and 416,303,325 shares issued and outstanding as of December 31, 2021 and 2020, respectively	48	42
Additional paid-in capital	2,483,761	1,936,406
Accumulated other comprehensive loss	(2,746)	(69)
Accumulated deficit	(851,607)	(765,528)
Total stockholders’ equity	1,629,456	1,170,851
Total liabilities and stockholders’ equity	$2,306,079	$2,331,651

See accompanying notes to the consolidated financial statements

CVENT HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$518,811	$498,700	$567,604
Cost of revenue	191,448	176,250	211,857
Gross profit	327,363	322,450	355,747
Operating expenses:
Sales and marketing	135,616	128,388	155,801
Research and development	96,627	87,866	96,012
General and administrative	88,206	80,564	92,018
Intangible asset amortization, exclusive of amounts included in cost of revenue	51,478	53,844	57,685
Total operating expenses	371,927	350,662	401,516
Loss from operations	(44,564)	(28,212)	(45,769)
Interest expense	(29,073)	(35,557)	(47,875)
Amortization of deferred financing costs and debt discount	(3,606)	(3,798)	(3,836)
Loss on extinguishment of debt	(7,159)	—	—
Loss on divestitures, net	—	(9,634)	—
Other income/(expense), net	5,367	1,333	(294)
Loss before income taxes	(79,035)	(75,868)	(97,774)
Provision for/(benefit from) income taxes	7,044	7,865	(6,013)
Net loss	$(86,079)	$(83,733)	$(91,761)
Other comprehensive income/(loss):
Foreign currency translation (loss)/gain	(2,793)	1,165	1,376
Comprehensive loss	$(88,872)	$(82,568)	$(90,385)
Basic and Diluted net loss per common share	$(0.20)	$(0.20)	$(0.22)
Basic and Diluted weighted-average common shares outstanding	420,692,510	416,187,054	413,080,407

See accompanying notes to the consolidated financial statements

CVENT HOLDING CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Amount Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income / (loss)	equity
Balance as of January 1, 2019 (as previously reported)	900,028	$1	$1,871,700	$(590,191)	$(2,610)	$1,278,900
Conversion of shares due to Reverse Recapitalization Transaction	407,535,713	40	(40)	-	-	-
Balance as of January 1, 2019, effect of reverse recapitalization	408,435,741	41	1,871,660	(590,191)	(2,610)	1,278,900
Stock-based compensation	—	—	18,833	—	—	18,833
Net loss	—	—	—	(91,761)	—	(91,761)
Exercise of stock options	7,828,560	1	28,538	—	—	28,539
Repurchase of stock options	(88,037)	—	(253)	—	—	(253)
Other activity	—	—	(10)	157	—	147
Foreign currency translation gain/(loss)	—	—	—	—	1,376	1,376
Balance as of December 31, 2019	416,176,264	$42	$1,918,768	$(681,795)	$(1,234)	$1,235,781
Stock-based compensation	—	—	17,695	—	—	17,695
Net loss	—	—	—	(83,733)	—	(83,733)
Exercise of stock options	500,543	—	72	—	—	72
Repurchase of stock options	(373,482)	—	(129)	—	—	(129)
Foreign currency translation gain/(loss)	—	—	—	—	1,165	1,165
Balance as of December 31, 2020	416,303,325	$42	$1,936,406	$(765,528)	$(69)	$1,170,851
Stock-based compensation	—	—	25,056	—	—	25,056
Net loss	—	—	—	(86,079)	—	(86,079)
Exercise of stock options	375,747	—	518	—	—	518
Repurchase of stock options	(196,044)	—	(122)	—	—	(122)
Common stock issuance in connection with Reverse Recapitalization Transaction	64,638,667	6	521,903	—	—	521,909
Foreign currency translation gain/(loss)	—	—	—	—	(2,677)	(2,677)
Balance as of December 31, 2021	481,121,695	$48	$2,483,761	$(851,607)	$(2,746)	$1,629,456

See accompanying notes to the consolidated financial statements

CVENT HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net loss	$(86,079)	$(83,733)	(91,761)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	124,347	127,723	120,912
Amortization of the right-of-use assets	8,363	10,380	8,207
Allowance for expected credit losses	8,316	3,280	1,407
Amortization of deferred financing costs and debt discount	3,606	3,798	3,836
Amortization of capitalized commission	29,280	29,119	25,641
Unrealized foreign currency transaction loss	153	67	39
Loss on extinguishment of debt	7,159	—	—
Loss on divestitures, net	—	9,634	—
Stock-based compensation	25,056	17,695	18,833
Change in deferred taxes	(596)	2,016	(12,299)
Change in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	19,966	786	(23,412)
Prepaid expenses and other assets	(6,797)	3,563	(2,002)
Capitalized commissions, net	(33,635)	(30,604)	(31,278)
Accounts payable, accrued expenses and other liabilities	1,961	(36,433)	(2,452)
Operating lease liabilities	(11,933)	(11,601)	(10,002)
Deferred revenue	33,029	(16,591)	42,360
Net cash provided by operating activities	122,196	29,099	48,029
Investing activities:
Purchases of property and equipment	(4,675)	(2,081)	(19,851)
Capitalized software development costs	(40,978)	(40,572)	(45,042)
Purchase of short-term investments	(35,727)	(26,919)	(27,759)
Maturities of short-term investments	35,189	27,901	35,627
Acquisitions, net of cash acquired	(14,769)	(1,400)	(16,729)
Proceeds from divestiture	122	500	—
Net cash used in investing activities	(60,838)	(42,571)	(73,754)
Financing activities:
Proceeds from Reverse Recapitalization Transaction	552,693	—	—
Payment of offering costs	(30,760)	—	—
Principal repayments on first lien term loan	(505,951)	(7,935)	(7,935)
Principal repayments of revolving credit facility	(13,400)	(26,600)	—
Proceeds from revolving credit facility	—	40,000	—
Repurchase of stock	(230)	(10)	(253)
Proceeds from exercise of stock options	522	73	28,540
Net cash provided by financing activities	2,874	5,528	20,352
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,073)	693	255
Change in cash, cash equivalents, and restricted cash	61,159	(7,251)	(5,118)
Cash, cash equivalents, and restricted cash, beginning of year	65,470	72,721	77,839
Cash, cash equivalents, and restricted cash, end of year	$126,629	$65,470	72,721
Supplemental cash flow information:
Interest paid	$29,056	$35,552	47,856
Income taxes paid	$5,410	$6,193	7,092
Supplemental disclosure of non-cash investing and financing activities:
Outstanding payments for purchase of property and equipment at year end	$554	$413	622
Outstanding payments for capitalized software development costs at year end	$748	$356	701

See accompanying notes to the consolidated financial statements

CVENT HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Cvent Holding Corp. (the “Company”) is the indirect parent company of Cvent, Inc. (“Cvent”).

The Company provides a cloud-based enterprise event marketing and management platform with solutions for both sides of the meetings and events value ecosystem: (i) for marketers and meeting and event planners, through its Event Cloud offering and (ii) for hoteliers and venues, through its Hospitality Cloud. The Company’s integrated event marketing and management platform powers the entire event lifecycle by enabling marketers and event planners to automate and streamline the entire process of creating, promoting, managing, and measuring events for organizations of all sizes. Cvent solutions empower customers to deliver and maximize live engagement across their event programs helping to forge deeper relationships with attendees, build brand advocacy and increase demand for their products and services. It also helps organizations more efficiently manage critical event processes, control spend and reduce meetings costs. The Company’s Hospitality Cloud provides hoteliers and venues with an integrated platform that enables properties to increase group and business transient revenue through a combination of cloud-based software products and targeted advertising to organizations that run events while they are in the process of sourcing their events. Hospitality Cloud solutions also improve purchasing intelligence through innovative demand management and business intelligence. By connecting event organizers to venues, the Company powers an entire ecosystem that increase Cvent’s “stickiness” and drives sales of our software offerings across our Event and Hospitality Cloud businesses.

On December 8, 2021 (the “Closing Date”), Dragoneer Growth Opportunities Corp. II (“Dragoneer”), a special purpose acquisition company, consummated the Business Combination Agreement (the “Business Combination Agreement”) dated July 23, 2021, by and among Dragoneer, Redwood Opportunity Merger Sub, Inc., a Delaware corporation (“Merger Sub I”), Redwood Merger Sub LLC, a Delaware limited liability company (“Merger Sub II”) and Papay Topco, Inc., a Delaware corporation (“Legacy Cvent”).

Pursuant to the terms of the Business Combination Agreement, a reverse recapitalization between Dragoneer and Legacy Cvent was consummated, where by (i) Merger Sub I merged with and into Legacy Cvent (the “First Merger” the time the First Merger becomes effective being referred to as the “First Effective Time”), and the separate corporate existence of Merger Sub I ceased and Legacy Cvent became the surviving corporation and (ii) promptly following the First Effective Time, Legacy Cvent merged with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”; the Mergers together with the other transactions contemplated by the Business Combination Agreement, collectively, the “Reverse Recapitalization Transaction”), with Merger Sub II as the surviving company in the Second Merger and, after giving effect to the Mergers, Merger Sub II becoming a wholly-owned subsidiary of Dragoneer (the time that the Second Merger becomes effective being referred to as the “Second Effective Time”). Upon the closing of, and in connection with, the Reverse Recapitalization Transaction, Dragoneer became a Delaware corporation and changed its name to “Cvent Holding Corp.”

Response to COVID-19

The Company believes there is sufficient cash flow to meets its business obligations, working capital needs, and remain in financial compliance with covenants for the next 12 months from the date of financial statement issuance. Nonetheless, in order to better enable the Company to weather the extraordinary business challenges brought about by the global COVID-19 pandemic, to protect the safety and welfare of its employees, itself financially, maintain cash reserves, and ensure its long-term solvency, the Company instituted certain temporary measures during 2020 that continued into 2021. These measures, including undertaking restructuring actions to manage costs and headcount, provided the Company the financial flexibility needed to manage a wide array of outcomes that may result from the pandemic.

The global COVID-19 pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions, and the extent of its impact on the Company’s operational and financial performance will depend on continuously evolving factors including, but not limited to the duration and spread of the outbreak, the speed and degree of the anticipated economic recovery, and the impact on the Company’s customers. The Company considered the impact of COVID-19 on the estimates and assumptions and determined that there were no material adverse impacts on the consolidated financial statements as of December 31, 2021 and 2020. As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).

The Reverse Recapitalization Transaction between Dragoneer and Legacy Cvent was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Dragoneer was treated as the acquired company and Legacy Cvent was treated as the acquirer for financial reporting purposes.

Accordingly, for accounting purposes, the Reverse Recapitalization Transaction was treated as the equivalent of Legacy Cvent issuing stock for the net assets of Dragoneer, accompanied by a recapitalization. The net assets of Dragoneer are stated at historical cost, with no goodwill or other intangible assets recorded.

Legacy Cvent was determined to be the accounting acquirer based on the following predominant factors:

•
Legacy Cvent’s existing stockholders had a majority of the voting power in the Company following the Reverse Recapitalization Transaction;
•
Legacy Cvent had the ability to nominate a majority of the initial members of our Board;
•
Legacy Cvent’s senior management is the senior management of the Company;
•
Legacy Cvent’s operations prior to the Reverse Recapitalization Transaction comprised the ongoing operations of the Company;
•
Legacy Cvent is the larger entity based on historical operating activity and had the larger employee base prior to the Reverse Recapitalization Transaction; and
•
The post-combination company assumed a Legacy Cvent branded name: “Cvent Holding Corp.”

The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization Transaction are those of Legacy Cvent. The shares and corresponding capital amounts and losses per share, prior to the Reverse Recapitalization Transaction, have been retroactively restated based on shares reflecting the exchange ratio established in the Reverse Recapitalization Transaction of approximately 454:1, with the exception of the authorized shares and shares reserved for issuance. See Note 3. Reverse Recapitalization Transaction for more information.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made by management include estimated useful lives of property and equipment, capitalized software development costs, capitalized sales commissions, the valuation of goodwill and intangibles, allowances for doubtful accounts, valuation of deferred tax assets, certain assumptions related to stock-based compensation, including the estimated value of the Company’s common stock and, income taxes. As of the date the financial statements were available for issuance, we are not aware of any specific events or circumstances that would require us to update our estimates, judgments, or to revise the carrying values of our assets or liabilities. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents

Highly liquid financial instruments purchased with original maturities of 90 days or less at the date of purchase are reported as cash equivalents. Cash equivalents are recorded at cost, which approximates fair value due to their short-term maturities.

Included in cash and cash equivalents are funds representing amounts reserved for registration fees processed on behalf of customers. While these cash accounts are not restricted as to their use, a liability for amounts due to customers under these arrangements has been recorded in Fees payable to customers in the accompanying consolidated balance sheets. Fees payable to customers were $25.0 million and $16.9 million as of December 31, 2021 and 2020, respectively.

Restricted Cash

Restricted cash represents amounts required to be held as collateral in a money market account for treasury management service agreements. The Company held $0.1 million and $0.2 million of restricted cash as of December 31, 2021 and 2020, respectively.

The following table presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Consolidated Balance Sheets (in thousands):

	As of December 31,
	2021	2020
Cash and cash equivalents	$126,526	$65,265
Restricted cash	103	205
Cash, cash equivalents, and restricted cash	$126,629	$65,470

Short-term Investments

All highly liquid investments with stated maturity dates between three months and one year from the purchase date are classified as short-term investments. The Company determines the appropriate classification of its short-term investments at the time of purchase. The Company’s short-term investments consist of highly liquid financial instruments, which are comprised of certificates-of-deposit, and are considered Level 2 investments. Short-term investments are recorded at cost, which approximates fair value due to their short-term maturities.

Accounts Receivable

Accounts receivable includes billed and unbilled receivables, net of allowance for credit losses. Accounts receivable are recorded at the amount invoiced to customers and do not bear interest. The Company estimates the allowance for expected credit loss based on collectability of accounts receivable and unbilled receivables by considering various factors, including the age of the accounts receivable balances, historical write-off experience, the collection history of customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and any other factors that may affect the Company’s ability to collect from customers. The Company assesses collectability by reviewing accounts receivable by group based on similar characteristics and review individual customer when specific issues are identified. The allowance for expected credit losses are recorded as part of Accounts Receivable, net, in the Consolidated Balance Sheets. The change in the Company’s allowance for expected credit losses is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Allowance for expected credit losses, beginning of period	$3,287	$1,912	$3,379
Credit loss expense	8,316	3,280	1,407
Write-offs and adjustments	(7,056)	(1,905)	(2,874)
Allowance for expected credit losses, end of period	$4,547	$3,287	$1,912

Credit loss expense during the years ended December 31, 2021, 2020, and 2019 was $8.3 million, $3.3 million, and $1.4 million, respectively. As a result of the volatility in global markets and economies and the financial difficulties faced by many of its customers, the Company has increased the allowance for expected credit losses. The Company does not have any off-balance sheet credit exposure related to its customers.

Revenue Recognition

The Company derives revenue from two primary sources: Event Cloud subscription-based solutions and Hospitality Cloud marketing and subscription-based solutions. Subscription services revenue consists primarily of fees to provide the Company’s customers with access to its cloud-based platform. Subscription service contracts do not provide customers with the right to take possession of the software, are non-cancellable, and do not contain rights of return. Hospitality Cloud marketing solutions primarily relate to digital advertising on the Company’s hosted venue sourcing networks. Revenue is recognized when control of these services is transferred to a customer. A time-elapsed method is used to measure progress for subscription contracts because control is transferred evenly over the contract term. For the year ended December 31, 2021, the Company recognized approximately 86.2% of its revenue from services transferred to the customer over time, with the remaining 13.8% of revenue recognized at a point in time upon delivery, generally when an event has occurred. The Company’s services are generally provided under annual and multi- year contracts with invoicing occurring in annual or quarterly installments at the beginning of each year, or quarter, in the contract period. Revenue is presented net of sales and other taxes the Company collects on behalf of governmental authorities.

Certain contracts may include multiple distinct performance obligations which may consist of some or all of subscription services, marketing packages, and professional services. When an arrangement includes multiple performance obligations relating to SaaS subscriptions, which are Revenue from services transferred to the customer on currently delivered and have the same pattern of transfer to the customer (the services transfer to the customer ratably over the contract period), the entire contract value is recognized on a straight-line basis over the contract term. When an arrangement includes multiple performance obligations that do not have the same pattern of transfer to the customer, revenue is recognized at each performance obligation’s respective standalone selling price (“SSP”), when the performance obligations are satisfied. The SSP is the price at which the Company would sell a promised good or service separately to a customer. The Company estimates SSP based on internal margin analysis, competitor data, and other industry standards for SaaS-based companies.

Event Cloud Revenue

Event Management

The Company generates the majority of its Event Cloud revenue through four primary sources: 1) Software-as-a-Service (“SaaS”) subscriptions to the event and conference management platform for in-person, virtual, and hybrid events, 2) SaaS subscriptions for access to mobile apps and tools to create custom mobile apps, 3) Attendee Hub, and 4) Onsite Event Solutions. Pricing for SaaS subscriptions is based on the features and functionality selected by the customer and, with the exception of professional services that can also be purchased, are available for use by the client for the full duration of the contract. The Company’s SaaS subscriptions to its cloud-based platform are considered a service arrangement and recognized to revenue over time, on a straight- line basis over the term of the subscription arrangement. Professional services revenue is recognized over time, primarily using an input method based on the hours incurred for the related project.

Event and Conference Management Platform

SaaS subscriptions to the event and conference management platforms may include functionality that enables customers to manage the registration of people that plan to attend the customer’s event or events. At any time during the subscription term, customers may elect to purchase blocks of additional registrations (“reg blocks”) and other features or functionality (“non-reg”), which are referred to as subscription upsells. Reg blocks are not considered distinct and are treated as a single performance obligation with the accompanying feature set of the base event management platform. The purchase of a reg block upsell is considered a contract modification that adjusts only the transaction price of the original contract. Accordingly, a cumulative revenue catch-up is recognized from the start of the original contract with the remaining amount recognized on a straight- line basis over the duration of the contract term. Non-reg block features are considered distinct and the purchase of a non-reg upsell is considered a contract modification that adjusts the scope and transaction price of the original contract. Accordingly, the modification is accounted for as a separate contract and the revenue is recognized over the subscription period. No portion of the subscription fee is refundable regardless of the actual number of registrations that occur, or the extent to which other features and functionality are used.

Attendee Hub and Mobile Apps

Subscription-based solutions also include the sale of mobile event apps for in-person, virtual, or hybrid events. The Company introduced a new product, the Attendee Hub to provide fully-branded event experiences for virtual and hybrid events and to automate key aspects of the meeting planning process from registration, appointments, and qualifying leads throughout the event lifecycle. The Attendee Hub works in concert with Cvent’s Mobile Apps to drive live engagement throughout an event to capture more intelligence on attendee interests. The revenue for mobile event apps solutions and Attendee Hub is recognized over time on a straight-line basis over the life of the contract. At any time during the subscription term, customers may elect to purchase access to additional mobile event apps, additional events within an existing mobile event app, or additional Attendee Hub events, which are referred to as upsells. Revenue for these upsells is recognized prospectively over the remaining contract term. No portion of the subscription fee is refundable.

Onsite Event Solutions

Event specific onsite solutions include the rental of equipment and consultants needed to successfully manage and execute a complex event, along with the SaaS to manage appointments, exhibitors, speakers, and lead capture and to aggregate all of this information to understand attendee interests. Revenue related to rental of equipment and consultants is recognized based on the contractual stated value, which approximates its relative standalone selling price, and is generally recognized at a point in time as the services are performed and the performance obligations are satisfied. Revenue related to the Company’s SaaS subscriptions to its onsite solutions are considered a service arrangement and recognized to revenue over time, on a straight-line basis over the term of the subscription arrangement.

Hospitality Cloud Revenue

The Hospitality Cloud offers cloud-based SaaS solutions to drive increased demand across the hotel group sales lifecycle from advertising to lead management tools.

Group Marketing Solutions

Group marketing solutions revenue is generated through the delivery of various forms of advertising sold through annual or multi-year contracts to hotels and venues. Advertising is sold as a stand ready obligation to deliver advertising, and accordingly revenue is recognized over time on a straight-line basis as the performance obligation is satisfied and the advertisement is displayed. Such solutions include prominent display of a customer’s venue within the Cvent Supplier Network to find and book physical event space. Pricing for the advertisements is based on the term of the advertisement, targeted geography, market tier, number of advertisements and prominence of the ad placement.

Cloud-Based SaaS Solutions

The Hospitality Cloud also offers a variety of cloud-based SaaS solutions such as 1) Passkey, which allows hotels, convention and visitor bureaus and meeting management companies to streamline and automate hotel room blocks; hotels also use Passkey to create upsell opportunities with group guests, who in turn gain a simpler way to make and manage their hotel reservations. 2) Business Transient, which simplifies how hotels attract, manage and win corporate travel business, publish data to Global Distribution Systems and online travel agency websites, and 3) Event Diagramming, a collaborative SaaS tool that empowers event planners and venues to work together to design the optimal venue layout before an event occurs. This technology enables meeting spaces to be viewed in a three-dimensional rendering which facilitates designing the optimal room layout to scale that includes tables, chairs, stages, and other structures used for events. Revenue for Passkey, Business Transient and Event Diagramming is generated through the delivery of SaaS subscriptions to the respective cloud-based platform. The entire subscription fee is recognized over time on a straight-line basis over the term of the subscription arrangement as the performance obligation is satisfied.

Business Combinations

The Company allocates the purchase price of acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed at the acquisition date based upon their estimated fair values. This allocation and valuation requires management to make significant estimates and assumptions, specifically with respect to long-lived and intangible assets.

Critical estimates in valuing intangible assets include, but are not limited to, estimates regarding: future expected cash flows from customer contracts, customer lists, discount rates, distribution agreements, developed proprietary technology including acquired software platforms and non-competition agreements and assumptions about the period of time these assets will benefit the Company. The Company’s estimates of fair value are based upon assumptions the Company believes to be reasonable, but which are inherently uncertain and unpredictable.

In addition, uncertain tax positions and tax-related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date.

Transaction costs related to acquisitions are expensed as incurred.

Leases

The Company determines whether an arrangement is or contains a lease at contract inception, and arrangements meeting the definition of a lease are classified as operating or financing leases at the lease commencement date. For leases with an original term longer than twelve months, lease liabilities are initially recognized on the lease commencement date based on the present value of the future minimum lease payments over the lease term. A corresponding right-of-use asset is initially recognized equal to the lease liability adjusted for any lease prepayments, initial direct costs and lease incentives. The discount rates used in determining the present value of leases represent the Company’s collateralized borrowing rate considering lease term and currency of payment. The Company has lease agreements containing both lease and non-lease components, which it combines for office space, the Company’s only material underlying asset class. As such, minimum lease payments include fixed payments for non-lease components within a lease agreement, but exclude variable lease payments not dependent on an index or rate, such as common area maintenance, operating expenses, or other costs that are subject to fluctuation from period to period. Variable lease payments are expensed as incurred. The lease term includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain. Lease expense is generally recognized on a straight-line basis over the lease term and included in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company excludes short-term leases having initial terms of 12 months or less as an accounting policy election, and instead recognizes rent expense on a straight-line basis over the lease term.

Deferred Revenue

Deferred revenue consists of contractual billings made for which the contract start date has passed or where payments have been received in advance of revenue recognition from Event Cloud solutions or Hospitality Cloud solutions. The Company generally invoices customers in annual or quarterly installments. Customer invoices are generally due 30 days from the time of invoicing. The Company does not have significant financing components in its contracts as the Company expects to receive full payment for its services within one year from the date of transfer of services to customers.

Cost of Revenue

Cost of revenue primarily consists of employee-related expenses, including salaries, benefits, bonuses and stock-based compensation, related to providing support and hosting our applications, costs of cloud-based data center capacity, software license fees, costs to support our onsite solutions and virtual products, interchange fees related to merchant services and amortization expense associated with capitalized software. In addition, we allocate a portion of overhead, such as rent and depreciation and amortization to cost of revenue based on headcount.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Improvements and replacements of property and equipment are capitalized. Maintenance and repairs that do not improve or extend the lives of property and equipment are charged to expense as incurred. When assets are sold or retired, their cost and related accumulated depreciation are removed from the ledger and any gain or loss is reported in operating loss in the accompanying consolidated statements of operations and comprehensive loss. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful life of computer equipment and purchased software is three years while the estimated useful lives of furniture and equipment is seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

Capitalized Software Development Costs

Costs incurred during the application development stage to develop software directly used in the delivery of revenue generating activities are capitalized and recorded as capitalized software development costs on the consolidated balance sheet in accordance with the provisions of FASB ASC Subtopic 350-40, Intangibles – Goodwill and Other Subtopic 40 Internal-Use Software. There is judgment involved in estimating cost incurred on a project-by-project basis in the application development stage. These costs are amortized on a project-by- project basis using the straight-line method over the estimated economic life of the application, which is generally three years, beginning when the asset is ready for its intended use. Costs incurred during the preliminary development stage, as well as maintenance and training costs are expensed as incurred.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long- lived assets is not recoverable from future undiscounted cash flows, the carrying amount of such assets is reduced to the lower of the carrying value or fair value.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determinations are made, as well as in subsequent periods. There was no change to the useful lives of long-lived assets for the years-ended December 31, 2021 and 2020.

Goodwill

Goodwill represents the excess of: (i) the aggregate of the fair value of consideration transferred in a business combination, over (ii) the fair value of assets acquired, net of liabilities assumed. Goodwill is not amortized but is subject to annual impairment tests. The Company adopted Accounting Standards Update No 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment in 2018, which eliminated the second step of the impairment assessment and allows for companies to recognize as an impairment charge, the excess of the reporting unit’s carrying value over the fair value, subject to certain limitations.

The Company performs an annual impairment review of goodwill, or when a triggering event occurs between annual impairment tests. The Company operates as one reporting unit. The Company’s test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. Under the quantitative impairment test, if the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to that excess, not to exceed the total amount of goodwill. During the 2021 qualitative assessment of goodwill, management concluded that it was more likely than not that the fair value of the Company’s reporting unit exceeded its carrying value, resulting in no indication of impairment as of December 31, 2021.

Research and Development

Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses and stock-based compensation and the cost of third-party contractors. Research and development expenses, other than software development costs that qualify for capitalization, are expensed as incurred. In addition, we allocate a portion of overhead, such as rent and depreciation to research and development based on headcount.

Sales Commissions

Commissions earned by the Company’s sales personnel are considered incremental costs of obtaining a contract with a customer. Accordingly, sales commissions are capitalized when incurred and amortized on a straight-line basis over the Company’s average historical customer life, which is determined based on the underlying product line and ranges from one to four years. The Company determined the period of amortization by reviewing the average length of its customers contracts, changes in technology, expected contract renewals and customer retention, and other industry factors. The Company re-assesses this calculation at each reporting period. The amortization of capitalized commissions is recorded as a component of sales and marketing expense. Commissions incurred, but not paid, are included in accrued expenses in the accompanying consolidated balance sheets. In the event a customer contract is canceled in proportion to the remaining contract period at the date of cancellation, sales commissions are clawed back and recorded in sales and marketing expense. Commissions subject to claw back features are capitalized as the Company has concluded that all parties are committed to perform their respective obligations and collection is probable. Amounts clawed back to date have not been material to the Company’s results of operations.

The current portion of capitalized commissions, net was $25.4 million and $22.0 million as of December 31, 2021 and 2020, respectively. The noncurrent portion of capitalized commissions, net was $23.0 million and $20.4 million as of December 31, 2021 and 2020, respectively. During the years ended December 31, 2021, 2020, and 2019, $29.3 million, $29.1 million, and $25.6 million, respectively, of capitalized commissions were amortized to sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities, and their respective income tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination.

The Company is subject to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. Entities can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to account for GILTI tax as a current period expense.

Stock-Based Compensation

Employee stock-based compensation is recognized as a cost in the consolidated statements of operations and comprehensive loss. For both equity-classified and liability-classified awards, such cost is measured at the grant date fair value of the award. We estimate the grant date fair value for stock options using the Black-Scholes option-pricing model. The Black-Scholes pricing model requires the use of subjective assumptions including the expected term of the options, the price volatility of the underlying stock, dividend yield, and a discount for the lack of marketability. The expected dividend yield is zero, as we have not previously declared cash dividends and do not currently intend to declare cash dividends in the foreseeable future. Prior to the Company becoming publicly traded, because we were privately-held, the Black-Scholes pricing inputs, including the grant date fair value of the underlying common stock, volatility of the underlying stock, and a discount for the lack of marketability, were estimated based on our peer group companies, which are publicly-traded. Our peer group was established through consultation with our external valuation firm; our ultimate parent entity, an affiliate of Vista Equity Partners Management, LLC (“Vista”); and confirmed through the review of the performance and valuation attributes of our peer group to determine that our public-company peer group is a reasonable and fair proxy for our share performance, if our shares were publicly-traded. The risk-free rate for the expected term of the option was based on the U.S. Treasury yield curve at the date of grant.

The initial determination of compensation cost is based on the number of stock options or other awards granted, which is then amortized over the vesting period. Liability classified awards are remeasured to fair value at each reporting date with the corresponding change in value recorded in the consolidated statements of operations and comprehensive loss. The Company recognizes expense over the requisite service period on a straight-line basis. The Company records the impact of forfeitures on stock compensation expense in the period the forfeitures occur.

Comprehensive Loss

Comprehensive loss comprises net loss and foreign currency translation gains/(losses) for the years ended December 31, 2021, 2020, and 2019, respectively.

Foreign Currency

The Company’s foreign subsidiary in India designates the U.S. dollar as its functional currency. For this subsidiary, assets and liabilities denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities and historical exchange rates for non-monetary assets and liabilities. Foreign currency gains and losses associated with this remeasurement are included as a component of other income/(expense), net in the consolidated statements of operations and comprehensive loss.

The functional currency for certain of the Company’s other foreign subsidiaries is the local currency. For those subsidiaries, the assets and liabilities are translated into U.S. dollars at exchange rates in effect as of the balance sheet date. Revenue and expense items are translated based on average exchange rates for the period.

Foreign currency (gains)/losses associated with realized transactions and remeasurement, recorded in other income/(expense), net, were $(0.8) million, $0.8 million, and $1.5 million for the years ended December 31, 2021, 2020, and 2019 respectively.

Non-Monetary Transactions

The Company occasionally participates in non-monetary transactions with its customers in exchange for marketing and other services. Non-monetary transactions with commercial substance are recorded at the estimated fair value of the services received from or provided to the counter-party, whichever value is more clearly evident. In certain periods there are timing differences between the revenue and the related expense, due to the timing of delivery and receipt of services. Non-monetary transaction revenue totaled $3.3 million, $2.6 million, and $4.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. Non-monetary transaction expense totaled $2.6 million, $1.4 million, and $4.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Fair Value Measurements

Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 Inputs: Unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value.

The Company’s financial instruments include cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable and accrued liabilities. The carrying value of these financial instruments on the consolidated balance sheets approximate their fair value based on their short-term maturities.

Debt Issuance Costs

Costs incurred with lenders and other third parties that are specific and incremental costs required to obtain debt are amortized as interest expense over the life of the debt using the effective interest method. Unamortized debt issuance costs are presented as a direct reduction of the carrying value of the related debt.

Segment and Geographic Data

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Property and equipment outside America geographic locations represented 33.4% and 21.8% of total property and equipment, net as of December 31, 2021 and 2020, respectively, and are located primarily in India. The composition of the Company’s property and equipment between North America and locations outside of North America is set forth below (in thousands):

	Year Ended December 31,
	2021	2020
North America	$10,205	$16,976
Outside North America	5,129	4,739
Total	$15,334	$21,715

Net Loss per Share of Common Stock

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings per share adjusts basic earnings per share for the potentially dilutive impact of stock options. As the Company has reported losses for all periods presented, all potentially dilutive securities including stock options, are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

51,646,456, 37,028,088, and 37,912,097 stock options as of December 31, 2021, 2020, and 2019, respectively, were excluded from the computation of diluted net loss per share of common stock because including them would have been antidilutive.

Recently Adopted Accounting Pronouncements

New Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update No 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies certain aspects of accounting for income taxes by removing (i) the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, (ii) the exception to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, and (iii) the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The Company adopted ASU 2019-12 prospectively as of January 1, 2021 and the adoption did not have a material impact on its consolidated financial position, results of operations, and cash flows.

Recent Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (”ASU 2021-08”). ASU 2021-08 will require companies to apply the definition of a performance obligation under ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. ASU No. 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In November 2021, the FASB issued Accounting Standards Update No 2021-10, Government Assistance (Topic 832)—Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). ASU 2021-10 requires additional disclosures regarding the nature of government assistance, the related accounting policy used to account for assistance, the affected line items and appliable amounts within the consolidated financial position and results of operations, and significant terms and conditions related to the assistance. Government assistance within the scope of ASC 832 includes assistance that is administered by domestic, foreign, local, state, national governments, as well as departments, independent agencies and intergovernmental organizations. The updated guidance increases transparency of government assistance including, 1) the type of assistance, 2) the entity's accounting for assistance, and 3) the effect of assistance on the entity's financial statements. The new standard is effective for fiscal years beginning after December 15, 2021 and the Company is still assessing but does not expect that ASU 2021-10 will have a material impact on its consolidated financial position, results of operations, and cash flows.

3. Reverse Recapitalization Transaction

As discussed in Note 1, on December 8, 2021, the Company consummated the Business Combination Agreement dated July 23, 2021, with Legacy Cvent surviving the merger as a wholly owned subsidiary of the Company.

As contemplated by the Business Combination Agreement, on the Closing Date: (i) each issued and outstanding Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares”), and each issued and outstanding Class B ordinary share, par value $0.0001 per share (the “Class B ordinary shares”), in each case, of Dragoneer, was converted into one share of common stock, par value $0.0001 per share, of the Company (“Common Stock”); (ii) the governing documents of Dragoneer were amended and restated and became the certificate of incorporation and the bylaws of the Company, and Dragoneer filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which Dragoneer was domesticated and continues as a Delaware corporation (the “Domestication”) and (iii) Dragoneer changed its name to “Cvent Holding Corp.”

Additionally, in accordance with the terms and subject to the conditions of the Business Combination Agreement, at the First Effective Time, each share and equity award of Legacy Cvent outstanding as of immediately prior to the First Effective Time was exchanged for shares of Common Stock or comparable equity awards that were settled or were exercisable for shares of Common Stock, as applicable, based on an implied Legacy Cvent equity value of $4,467,973,959. Legacy Cvent’s existing stockholders prior to the First Effective Time received 416,483,028 shares of Common Stock and Legacy Cvent’s existing option holders prior to the First Effective Time received 51,649,748 options to purchase Common Stock, subject to the same vesting terms as the corresponding Legacy Cvent options.

Upon the closing of the Reverse Recapitalization Transaction, the Company's certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 1,501,000,000 shares, $0.0001 par value per share, of which, 1,500,000,000 shares are designated as Common Stock, and 1,000,000 shares are designated as Preferred Stock.

In connection with the Reverse Recapitalization Transaction, a number of subscribers (each, a “Subscriber”) purchased from the Company an aggregate of 47,500,000 shares of Common Stock, for a purchase price of $10.00 per share and an aggregate purchase price of $475.0 million, pursuant to separate subscription agreements entered into effective as of July 23, 2021.

In addition, pursuant to the terms of the forward purchase agreement between Dragoneer and Dragoneer Funding II LLC (“Dragoneer Funding II”), an affiliate of Dragoneer Growth Opportunities Holdings II, a Cayman Islands limited liability company (the “Sponsor”), dated October 29, 2020 (the “Forward Purchase Agreement”) and the Business Combination Agreement, the Company issued to Dragoneer Funding II an aggregate of 5,000,000 shares of Common Stock at a price of $10.00 per share, for aggregate gross proceeds of $50,000,000.

The following table reconciles the elements of the Reverse Recapitalization Transaction to the Consolidated Statement of Cash Flows and the Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2021 (in thousands):

Reverse Recapitalization Transaction
Cash- Dragoneer trust and cash, net of redemptions	$43,911
Cash- PIPE Financing	475,000
Cash- Forward Purchase Agreement	50,000
Less: Non-cash net assets assumed from Dragoneer	29
Less: transaction costs and advisory fees	(47,003)
Net Reverse Recapitalization Transaction	521,937
Less: non-cash net assets assumed from Dragoneer	(29)
Add: accrued transaction costs and advisor fees	25
Net cash contributions from Reverse Recapitalization Transaction	$521,933

The following presents the number of shares of common stock issued immediately following the consummation of the Reverse Recapitalization Transaction:

Common stock of Dragoneer public shareholders, net of redemptions	4,286,667
Shares held by Dragoneer Sponsor	7,852,000
Shares issued in PIPE Financing	47,500,000
Shares issued in Forward Purchase Agreement	5,000,000
Reverse Recapitalization Transaction shares	64,638,667
Legacy Cvent stockholders	416,483,028
Total shares of common stock immediately after Reverse Recapitalization Transaction	481,121,695

4. Revenue

Disaggregation of Revenue

The Company derives revenue from two primary sources: Event Cloud subscription-based solutions and Hospitality Cloud marketing and subscription-based solutions. They are principally generated from North America, which comprises of the United States and Canada, with Canada representing 2.4%, 2.5%, and 2.4% of total revenue for the years ended December 31, 2021, 2020, and 2019, respectively. Revenue from sources outside North America represented 13.3%, 12.3%, and 11.7% of total revenue for the years ended December 31, 2021, 2020, and 2019, respectively. The Company’s disaggregation of revenue primary geographic region is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
North America	$450,022	$437,191	$501,332
Outside North America	68,789	61,509	66,272
Revenue	$518,811	$498,700	$567,604

The Company’s disaggregation of revenue by major business activity is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Event Cloud	$362,073	$316,080	$379,216
Hospitality Cloud	156,738	182,620	188,388
Revenue	$518,811	$498,700	$567,604

Deferred Revenue

Deferred revenue represents billings under signed contracts before the related products or services are transferred to customers. The portion of deferred revenue that is expected to be recognized as revenue during the subsequent 12-month period is recorded as deferred revenue in current liabilities and the remaining portion is recorded as other liabilities, non-current, which is not material. Deferred revenue was $239.8 million and $207.6 million as of December 31, 2021 and 2020, respectively. During the years ended December 31, 2021, 2020, and 2019, the Company recognized $192.7 million, $211.4 million, and $176.7 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of each period.

Remaining Performance Obligations

For multiple-year agreements for either Event Cloud or Hospitality Cloud, we typically invoice the amount for the first year of the contract at signing followed by subsequent annual invoices at the anniversary of each year. Since we bill most of our customers in advance, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced or recognized in revenue, they are considered by us to be unbilled contract value, and together with deferred revenue, remaining performance obligations. As of December 31, 2021 and 2020, our total current deferred revenue was $239.8 million and $207.6 million, respectively, which amount does not include unbilled contract value for contracts not yet billed of approximately $573.4 million and $576.1 million, respectively. We expect that the amount of unbilled contract value relative to the total value of our contracts will change from year to year for several reasons, including the amount of cash collected early in the contract term, the specific timing and duration of customer agreements, varying invoicing cycles of agreements, the specific timing of customer renewal, changes in customer financial circumstances and foreign currency fluctuations. We expect to recognize 68.1% of our remaining performance obligations as revenue over the subsequent 24 months, and the remainder thereafter.

5. Business Combinations

Acquisitions

Shoflo

On May 24, 2021, the Company acquired Shoflo, LLC (“Shoflo”) for total consideration of $17.1 million. Shoflo provides cloud-based studio production tools that are essential to virtual and hybrid events. The Company completed this acquisition for strategic and competitive advantage. The acquisition was accounted for as a business combination.

The $17.1 million purchase price was allocated to the assets and liabilities assumed based upon their preliminary estimated fair value at the time of close. The purchase price allocation is subject to change as the Company continues to gather information relevant to its determination of the fair value of the assets and liabilities acquired primarily related to trademarks and developed technology. Subsequent to the acquisition date, immaterial adjustments were made to the purchase price allocation. Any further adjustments to the purchase price will be made as soon as practicable but no later than one year from the acquisition date. The table below outlines the preliminary allocation of the purchase price between the net assets assumed and intangible asset (in thousands):

Allocation of purchase price:
Cash and cash equivalents	$176
Other current assets	86
Non-current assets	84
Current liabilities	(821)
Non-current liabilities	(38)
Trademarks	401
Developed technology	4,933
Goodwill	12,251
Total purchase consideration	$17,072

The preliminary estimated fair values of intangible assets were primarily determined through discounted cash flow analyses. Trademarks represent the estimated fair value of Shoflo’s existing trademarks. Developed technology represents the estimated fair value of Shoflo’s developed studio production tools. The following table summarizes the identifiable intangible assets acquired as of the acquisition date and their useful lives (in thousands, except for useful life):

	Fair value acquired	Useful life (years)
Trademarks	$401	2
Developed technology	4,933	3
Total intangible assets	$5,334

The intangible assets are deductible for tax purposes; accordingly, no deferred tax asset or liability has been established for the identified intangible assets.

Acquisition-related costs of $0.7 million, including transaction costs such as legal and accounting fees, were expensed as incurred and have been included in the general and administrative expenses in the condensed consolidated statements of operations.

The financial results of Shoflo are included in the Company’s condensed consolidated financial statements from the date of acquisition. The Shoflo acquisition did not have a material impact on the Company’s condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

The Company has included the financial results of business combinations in the condensed consolidated financial statements from the respective date of acquisition, which were not material. Pro forma revenue and earnings amounts on a combined basis have not been presented as they are not material to the historical pre-acquisition financials.

SummitSync

On February 20, 2020, the Company acquired certain assets of SummitSync, Inc. (“SummitSync”) for total cash consideration of $1.4 million. SummitSync provides appointments solutions for booking 1:1 meetings at trade shows and conferences. The Company completed this acquisition for strategic and competitive advantage. The acquisition was accounted for as a business combination.

The $1.4 million purchase price was allocated to the assets and liabilities assumed based upon their estimated fair value at the time of close. The table below outlines the allocation of the purchase price between the net assets assumed and intangible asset (in thousands):

Customer relationships	$1,501
Non-current assets	5
Current liabilities	(106)
Total purchase consideration	$1,400

The estimated fair values of the intangible asset were primarily determined through discounted cash flow analyses. Customer relationships represent the fair value of the underlying relationships and agreements with SummitSync customers and were stratified between the value to be realized contracting for the acquired technology and the value from upselling and cross-selling the Company’s products and services into the acquired customer base. The following table summarizes the identifiable intangible asset acquired as of the acquisition date and its useful life (in thousands, except for useful life):

	Fair value acquired	Useful life (years)
Customer relationships	$1,501	7
Total intangible assets	$1,501

The intangible asset is deductible for tax purposes; accordingly, no deferred tax asset or liability has been established for the identified intangible asset.

Acquisition-related costs, including transaction costs such as legal and accounting fees, were immaterial and expensed as incurred and have been included in the general and administrative expenses in the consolidated statements of operations.

Wedding Spot

On May 21, 2019, the Company acquired certain assets of Wedding Spot, LLC (“Wedding Spot”) from HoneyBook, Inc. for total consideration of $7.0 million, with no cash acquired. Wedding Spot is a venue sourcing network focused on couples looking for a wedding venue. Venues can increase the prominence of their listing on search landing pages by purchasing digital advertising for a contracted period of time. The Company completed this acquisition for strategic and competitive advantage. The acquisition was accounted for as a business combination.

The $7.0 million, purchase price was allocated to the assets and liabilities assumed based upon their estimated fair value at the time of close. The table below outlines the allocation of the purchase price between the net assets assumed, intangible assets and goodwill (in thousands):

Other current assets	$104
Non-current assets	10
Current liabilities	(191)
Non-current liabilities	(2)
Trademarks	1,005
Customer relationships	1,520
Developed technology	3,477
Goodwill	1,077
Total purchase consideration	$7,000

The estimated fair values of intangible assets were primarily determined through discounted cash flow analyses. Trademarks represent the estimated fair value of Wedding Spot’s existing trademarks. Developed technology represents the estimated fair value of Wedding Spot’s developed venue sourcing platform. Customer relationships represent the fair value of the underlying relationships and agreements with Wedding Spot customers and were stratified between the value to be realized contracting for the acquired technology and the value from upselling and cross-selling the Company’s products and services into the acquired customer base. The following table summarizes the identifiable intangible assets acquired as of the acquisition date and their useful lives (in thousands, except for useful life):

	Fair value acquired	Useful life (years)
Trademarks	$1,005	7
Customer relationships	1,520	10
Developed technology	3,477	5
Total intangible assets	$6,002

The excess of purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired of $1.1 million was recorded as goodwill. The goodwill balance is attributed to the assembled workforce and expanded market opportunities when integrating Wedding Spot’s business into the Company’s technology. The acquired intangibles are deductible for tax purposes; accordingly, no deferred tax asset or liability has been established for the intangibles.

Acquisition-related costs of $0.3 million, including transaction costs such as legal and accounting fees, were expensed as incurred and have been included in the general and administrative expenses in the consolidated statements of operations.

DoubleDutch

On June 7, 2019, the Company acquired 100% of the equity interests of DoubleDutch, Inc. (“DoubleDutch”) for total consideration of $12.5 million, including cash acquired of $1.8 million. DoubleDutch provides mobile event application technology primarily to large enterprise clients. The Company completed this acquisition for strategic and competitive advantage. The acquisition was accounted for as a business combination.

The $12.5 million purchase price was allocated to the assets and liabilities assumed based upon their estimated fair value at the time of close. The table below outlines the allocation of the purchase price between the net assets assumed, intangible assets and goodwill (in thousands):

Cash and cash equivalents	$1,768
Other current assets	453
Non-current assets	620
Current liabilities	(4,219)
Non-current liabilities	(433)
Trademarks	130
Customer relationships	9,212
Developed technology	1,285
Goodwill	3,683
Total purchase consideration	$12,499

The estimated fair values of intangible assets were primarily determined through discounted cash flow analyses. Trademarks represent the estimated fair value of DoubleDutch’s existing trademarks. Developed technology represents the estimated fair value of DoubleDutch’s developed mobile app platform. Customer relationships represent the fair value of the underlying relationships and agreements with DoubleDutch customers and were stratified between the value to be realized contracting for the acquired technology and the value from upselling and cross-selling the Company’s products and services into the acquired customer base. The following table summarizes the identifiable intangible assets acquired as of the acquisition date and their useful lives (in thousands, except for useful life):

	Fair value acquired	Useful life (years)
Trademarks	$130	2
Customer relationships	9,212	7
Developed technology	1,285	2
Total intangible assets	$10,627

The excess of purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired of $3.7 million was recorded as goodwill. The goodwill balance is attributed to the assembled workforce and expanded market opportunities when integrating DoubleDutch’s business into the Company’s technology. The purchase price allocated to goodwill and intangible assets will not be deductible for tax purposes; accordingly, a deferred tax liability has been established for identified intangible assets.

Acquisition-related costs of $0.6 million, including transaction costs such as legal and accounting fees, were expensed as incurred and have been included in the general and administrative expenses in the consolidated statements of operations.

There were no measurement period adjustments for the years ended December 31, 2019 or 2020.

The Company has included the financial results of business combinations in the consolidated financial statements from the respective date of acquisition, which were not material. Pro forma revenue and earnings amounts on a combined basis have not been presented as they are not material to the historical pre-acquisition financials.

Divestitures

On June 25, 2020, the Company sold its Kapow Events (“Kapow”) business to Enterprise Event Management (the “Buyer”). The Buyer acquired all of the outstanding stock of Kapow for total consideration of $0.5 million. Kapow operates an online marketplace for event planners to book events, referred to as ‘experiences’, directly with venues. The significant decline in value compared with the value at the acquisition date is mainly driven by steep decline in in-person events as a result of COVID-19 spread in early 2020, which resulted in little to no sale of Kapow in-person experiences. The divested assets and liabilities comprise the Company’s developed direct booking platform and goodwill. As Kapow was never fully integrated into our existing business and given the limited time between when Kapow was acquired and when it was disposed of, goodwill was allocated to the divested business based on the original purchase price allocation as of the acquisition date. The $0.5 million in consideration is comprised of $0.5 million in upfront cash consideration and $0.6 million of future cash consideration to be received in various sums ($0.1 million, $0.2 million, and $0.3 million for the years ended December 31, 2021, 2022, and 2023, respectively), less $0.6 million closing net working capital. An immaterial receivable balance related to the future cash consideration is recorded at fair value as of the transaction date and is included in the Consolidated Balance Sheet line item labeled “Other assets, current,” and “Other assets, non-current, net” based upon when amounts are due to the Company.

As a result of the disposition, during the year ended December 31, 2020, the Company recorded a loss on the disposition of $9.6 million, calculated as follows (in thousands):

Carrying value of net assets divested	$(10,182)
Closing net working capital	(552)
Cash received for disposition at closing	500
Cash expected to be received post-closing	600
Loss on divestitures, net	$(9,634)

6. Property and Equipment

Property and equipment are summarized as follows (in thousands):

	As of December 31,
	2021	2020
Computer equipment, purchased software and software developed for internal-use	$22,517	$22,408
Leasehold improvements	22,747	26,675
Furniture and equipment	9,087	11,075
Rentable onsite solutions equipment	6,324	6,326
Other	511	66
Property and equipment, gross	61,186	66,550
Less accumulated depreciation	(45,852)	(44,835)
Property and equipment, net	$15,334	$21,715

Depreciation of property and equipment was $10.4 million, $15.1 million, and $16.2 million during the years ended December 31, 2021, 2020, and 2019, respectively.

7. Capitalized Software Development Costs

Capitalized software for the Company’s software platforms was developed either internally or was acquired through acquisitions. Capitalized software development costs and acquired software technology are summarized as follows (in thousands):

	As of December 31,
	2021	2020
Capitalized software development costs, gross	$385,384	$339,082
Less accumulated amortization	(276,533)	(215,052)
Capitalized software development costs, net	$108,851	$124,030

Amortization of capitalized software development costs, recorded as cost of revenue, was $61.5 million, $58.6 million, and $48.6 million during the years ended December 31, 2021, 2020, and 2019, respectively.

8. Goodwill and Intangible Assets

The change in carrying amount of goodwill is summarized as follows (in thousands):

Goodwill as of January 1, 2020	$1,614,157
Foreign currency translation adjustments	166
Disposition from divestiture	(8,695)
Goodwill as of December 31, 2020	$1,605,628
Foreign currency translation adjustments	1
Acquisitions (see Note 5)	12,251
Goodwill as of December 31, 2021	$1,617,880

Intangible assets are amortized based on a pattern in which the asset’s economic benefits are consumed, or if not reliably determined, amortized on a straight-line basis over their estimated useful lives between two and fifteen years. The intangible assets are summarized as follows (in thousands):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
	January 1, 2021	Additions and retirements	December 31, 2021	January 1, 2021	Expense and retirements, net	December 31, 2021	January 1, 2021	December 31, 2021	Weighted average remaining life as of December 31, 2021
Customer relationships	$437,999	$3	$438,002	$(214,923)	$(41,962)	$(256,885)	$223,076	$181,117	4.6 years
Trademarks	96,501	401	96,902	(47,223)	(9,487)	(56,710)	49,278	40,192	4.2 years
Non-compete agreements	588	—	588	(588)	—	(588)	—	—
Intangible assets subject to amortization	$535,088	$404	$535,492	$(262,734)	$(51,449)	$(314,183)	$272,354	$221,309
Indefinite-lived assets	62	—	62	—	—	—	62	62
Intangible assets, net	$535,150	$404	$535,554	$(262,734)	$(51,449)	$(314,183)	$272,416	$221,371

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net
	January 1, 2020	Additions and retirements	December 31, 2020	January 1, 2020	Expense and retirements, net	December 31, 2020	January 1, 2020	December 31, 2020	Weighted average remaining life as of December 31, 2020
Customer relationships	$436,182	$1,817	$437,999	$(170,643)	$(44,280)	$(214,923)	$265,539	$223,076	5.6 years
Trademarks	97,185	(684)	96,501	(37,704)	(9,519)	(47,223)	59,481	49,278	5.2 years
Non-compete agreements	588	—	588	(588)	—	(588)	—	—	—
Intangible assets subject to amortization	$533,955	$1,133	$535,088	$(208,935)	$(53,799)	$(262,734)	$325,020	$272,354
Indefinite-lived assets	62	—	62	—	—	—	62	62
Intangible assets, net	$534,017	$1,133	$535,150	$(208,935)	$(53,799)	$(262,734)	$325,082	$272,416

Accumulated amortization of intangible assets was $314.2 million and $262.7 million as of December 31, 2021 and 2020, respectively.

The total amount of amortization expense related to intangible assets, recorded as intangible asset amortization, exclusive of amounts included in cost of revenue, was $51.5 million, $53.8 million, and $57.7 million during the years ended December 31, 2021, 2020, and 2019, respectively. The intangible asset balance remaining as of December 31, 2021 will be amortized into expense in future years as follows (in thousands):

2022	$48,599
2023	46,690
2024	45,125
2025	39,283
2026	35,558
Thereafter	6,054
Total amortization expense related to acquired intangible assets	$221,309

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of accrued compensation, such as bonus, commission, payroll taxes, sales and other tax liabilities, etc. The following table summarizes the Company’s accrued expenses and other current liabilities for the periods indicated (in thousands):

	As of December 31,
	2021	2020
Accrued compensation	$49,015	$50,312
Sales and other tax liabilities	10,774	9,550
Other	20,038	22,077
Accrued expenses and other current liabilities	$79,827	$81,939

10. Income Taxes

Income/(Loss) before income taxes for the periods indicated is compromised of the following (In thousands):

	Year Ended December 31,
	2021	2020	2019
U.S.	$(104,838)	$(101,146)	(119,221)
Foreign	25,803	25,278	21,447
Loss before income taxes	$(79,035)	$(75,868)	(97,774)

The provision for/(benefit from) income taxes for the years ended is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$-	$(6)	(67)
State	692	850	711
Foreign	6,853	5,086	5,792
Current tax expense/(benefit)	$7,545	$5,930	6,436
Deferred:
Federal	963	237	(2,128)
State	(1,483)	1,513	(9,604)
Foreign	19	185	(717)
Deferred tax expense/(benefit)	(501)	1,935	(12,449)
Provision for/(benefit from) income taxes	$7,044	$7,865	(6,013)

A reconciliation between the Company’s statutory tax rate and its effective tax rate is summarized as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory rate	21.0%	21.0%	21.0%
Increase (reduction) resulting from:
U.S. state income taxes, net of federal benefits	1.2	(3.0)	9.2
Non-deductible/non-taxable items	2.9	(0.3)	(1.5)
Uncertain tax positions	(0.2)	(0.1)	—
Tax on unremitted earnings	(0.9)	0.1	(1.1)
Foreign tax rate differential	(1.1)	(0.7)	(0.5)
Change in valuation allowance	(31.4)	(18.3)	(16.1)
Foreign tax expense	(0.1)	0.6	0.3
Global intangible low-taxed income (GILTI)	(2.8)	(6.5)	(4.5)
Divestiture of Kapow	—	(4.2)	—
Return to provision	2.5	1.0	(0.6)
Effective tax rate	(8.9)%	(10.4)%	6.2%

The CARES Act, enacted March 27, 2020, provides various forms of relief to companies impacted by the global COVID-19 pandemic. As part of the relief available under the Act, we deferred remittance of our 2020 Federal Insurance Contributions Act (“FICA”) taxes as allowed by the legislation. The Company was able to defer $8.0 million of the employer portion of FICA taxes for payroll paid between March 27, 2020 and December 31, 2020. The Company paid 50% of the FICA deferral before December 31, 2021 and will pay the remaining 50% on or before December 31, 2022.

Significant components of the Company’s deferred tax assets and liabilities are summarized as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Allowance for doubtful accounts	$1,234	$805
Accrued expenses and other	1,549	995
Right of use asset	11,036	14,391
Basis difference in fixed assets	834	—
Stock-based compensation	20,546	14,489
Foreign tax and other credit carryforward	9,120	9,120
Net operating loss carryforwards	120,545	123,716
Capitalized software	24,115	18,765
Other	4,433	3,256
Deferred tax assets	$193,412	$185,537
Less: valuation allowance	(108,122)	(81,461)
Net deferred tax assets	85,290	104,076
Deferred tax liabilities:
Accrued expenses	(7,586)	(6,730)
Right of use liability	(7,150)	(9,535)
Fixed assets	(751)	(784)
Intangible assets	(84,095)	(101,941)
Total deferred tax liabilities	(99,582)	(118,990)
Net deferred tax assets (liabilities)	$(14,292)	$(14,914)

In assessing the Company’s ability to realize the future benefit associated with its deferred tax assets, management considers whether it is more likely than not that some portion of or all the deferred tax assets may not be realized. The ultimate realization is dependent on the generation of taxable income within the periods that those temporary differences become deductible. Management believes certain net operating loss carry forwards and other credit carry forwards may not be realizable before they expire. Accordingly, the Company has recorded a valuation allowance on such deferred tax assets in the amount of $108.1 million and $81.5 million as of December 31, 2021 and 2020, respectively.

The change in the Company’s valuation allowance is as follows (in thousands):

	As of December 31,
	2021	2020	2019
Valuation allowance, beginning of year	$81,461	$72,783	$44,752
Increase	26,661	8,678	28,031
Valuation allowance, end of year	$108,122	$81,461	$72,783

The Company had approximately $454.3 million and $449.4 million of federal net operating loss carryforwards for federal income tax return purposes as of December 31, 2021 and 2020, respectively. The tax effected amounts of these carryforwards are $95.4 million and $94.4 million as of December 31, 2021 and 2020, respectively. The tax effected state net operating carryforwards are $22.9 million and $26.6 million as of December 31, 2021 and 2020, respectively. Additionally, the tax effected foreign net operating loss carryforwards are $2.2 million and $2.7 million as of December 31, 2021 and 2020, respectively. $142.9 million of the federal net operating loss carryforward was generated after December 31, 2017 and does not expire; the remaining portion of these net operating loss carryforwards will expire, if unused, in varying amounts beginning in 2034. The Company's state and foreign net operating losses will expire between 2023 and 2040 if unused.

The realization of the benefits of the net operating loss carryforwards is dependent on sufficient taxable income in future years. Among other things, the lack of future earnings, or a change in ownership of the Company, could adversely affect the Company’s timing and ability to utilize the net operating loss carryforward to reduce future current tax expense. The Company believes that it is more likely than not that the benefit from certain federal and state net operating loss carryforwards will not be realized. In recognition of this assessment, the Company provided a valuation allowance of $96.0 million as of December 31, 2021 on the deferred tax assets relating to the federal and state net operating loss carryforwards. The total valuation allowance relating to these net operating loss carryforwards and other deferred tax assets was $108.1 million as of December 31, 2021.

The Company records tax liabilities for uncertainties relate to federal, state, and international tax positions. The estimated values of the Company’s gross uncertain tax positions are as follows (in thousands):

	As of December 31,
	2021	2020	2019
Unrecognized tax benefits, beginning of year	$865	$853	$833
Reductions for tax positions for prior years	116	56	100
Lapse of statute of limitations	(39)	(44)	(80)
Unrecognized tax benefits, end of year	$942	$865	$853

The Company does not believe it is reasonably possible that the composition of its unrecognized tax benefits would materially change in the next 12 months.

The Company’s practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties included in income tax expense was $0.1 million, $0.1 million, and $0.1 million for the years ended December 31, 2021, 2020, and 2019 respectively. The Company had approximately $1.2 million and $1.1 million for the payment of interest and penalties accrued for the years ended December 31, 2021 and 2020, respectively.

The Company operates under a tax holiday in India, which is effective through March 31, 2029. The tax holidays are conditional upon our meeting certain employment and investment thresholds. The impact of these tax holidays decreased foreign taxes by $2.0 million, $0.2 million, $1.3 million for the years ended December 31, 2021, 2020, and 2019 respectively.

The Company is subject to U.S. federal income tax, foreign income tax, and state and local income tax in multiple jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by the U.S. federal, foreign, state, or local tax authorities for years before 2011. While the federal statute of limitations generally is three years, the IRS can re-determine items in tax years normally barred by the statute of limitations if a net operating loss utilized in an open year was carried over from a closed year.

11. Stockholders’ Equity

The Company’s Certificate of Incorporation of Cvent Holding Corp. authorized 1,500,000,000 shares of Common Stock and 1,000,000 of Preferred Stock, $0.0001 per share par value, respectively, of which 481,121,695 shares were outstanding as of December 31, 2021. The Company's prior Amended and Restated Articles of Incorporation, superseded by the Company's Certificate of Incorporation of Cvent Holding Corp., authorized 1,100,000 shares of common stock, $0.001 per share par value, of which 416,303,325 shares (adjusted for the Reverse Recapitalization Transaction exchange rate of approximately 454:1) were outstanding as of December 31, 2020. The holders of the Common Stock are entitled to dividends only when declared by the Board of Directors ratably on a per share basis. Each share of Common Stock has one vote under the Company’s Certificate of Incorporation of Cvent Holding Corp.

2021 Omnibus Incentive Plan

At the Special Meeting of the shareholders of Dragoneer on December 7, 2021, the shareholders of Dragoneer considered and approved the Cvent Holding Corp. 2021 Omnibus Incentive Plan (the “2021 Plan”), which was adopted by the Board, effective as of December 8, 2021 (the “Effective Date”). The 2021 Plan authorizes the issuance of 110,500,000 shares of Common Stock (the “Share Reserve”). The Share Reserve may consist of authorized and unissued shares and shares held in or acquired for the treasury of the Company. The Share Reserve will automatically increase on each January 1 that occurs after the Effective Date, for 10 years, by an amount equal to 5% of the total number of shares outstanding on December 31 of the preceding calendar year, or a lesser number as may be determined by the Board of Directors.

The Board of Directors has the full authority to grant, under the terms and conditions of the 2021 Plan, to Eligible Individuals (as defined in the 2021 Plan): stock options, stock appreciation rights, restricted shares, performance awards, other share-based awards, and other cash-based awards. The maximum number of shares with respect to which incentive stock options may be granted is 58,735,076 shares. With respect to Stock Appreciation Rights settled in shares, upon settlement, only the number of shares delivered to a Participant will count against the Share Reserve. If any stock option, stock appreciation right, or other share-based award expires, terminates, or is cancelled for any reason without having been exercised in full, the number of shares underlying such Award will be added back to the Share Reserve. Furthermore, no non-employee director may be granted awards under the 2021 Plan that have a grant date fair value in excess of $0.8 million in any given fiscal year.

The Board of Directors may amend, alter or discontinue the 2021 Plan, but no amendment alteration or discontinuance may materially impair the rights of an equity award previously granted under the 2021 Plan without the award holder's consent, except such amendments made to comply with applicable law.

As indicated above, several types of awards are available for grant under the 2021 Plan. In connection with the closing of the Reverse Recapitalization Transaction, 51,649,748 nonqualified stock options from the 2017 Plan (as defined below) were exchanged for an equal number of nonqualified stock options under the 2021 Plan, subject to the same vesting terms as the corresponding Legacy Cvent options.

Stock Options - Stock options granted under the 2021 Equity Incentive Plan may either be incentive stock options or nonqualified stock options. The exercise price of stock options cannot be less than 100% of the fair market value of the common stock at the grant date.

As of December 31, 2021, there were 51,646,456 non-qualified stock options outstanding under the 2021 Equity Incentive Plan.

On February 28, 2022 the Compensation and Nominating Committee of the Board approved a pool of stock awards to officers and other key employees, to an aggregate of approximately 4.1 million stock options and approximately 12.6 million restricted stock units (“RSUs”). These awards were granted under the 2021 Plan and vest on dates ranging from March 2022 to March 2026 as measured from the grant date.

2021 Employee Stock Purchase Plan

At the Special Meeting of the shareholders of Dragoneer on December 7, 2021, the shareholders of Dragoneer considered and approved the Cvent Holding Corp. 2021 Employee Stock Purchase Plan (the “ESPP”), which was adopted by the Board and became effective for the Company immediately upon the Closing. The ESPP permits employees to purchase common stock through payroll deductions during biannual offering periods, or during such other offering periods as the Board of Directors may determine. Participants may authorize payroll deductions of a specific percentage of compensation not to exceed 15%, with such deductions being accumulated for biannual purchase periods beginning on the first business day of each offering period and ending on the last business day of each offering period.

Under the terms of the ESPP, the purchase price per share will equal 85% of the fair market value of a share of common stock on the first day of an offering period or the last date of an offering period, whichever is lower, although the Board of Directors has discretion to change the purchase price with respect to future offering periods.

At December 31, 2021, there were 11,500,000 shares available for issuance under the ESPP. No contributions were made by employees during the year ended December 31, 2021.

2017 Stock Option Plan

On May 26, 2017, the Board of Directors of the Papay Topco, Inc. approved a stock option plan (the “2017 Plan”) to provide incentives to its employees, directors, officers, consultants and/or advisors of Papay Topco, Inc. The 2017 Stock Option Plan provides for the grant of stock options to employees and officers of the Company. Following the adoption of the 2021 Plan, the 2017 Plan was terminated and all outstanding options were rolled over using a rate of approximately 454:1.

Stock-based Compensation

The weighted average assumptions used in the valuation of stock option awards granted under the Black- Scholes model are summarized as follows:

	Year Ended December 31,
	2021	2020	2019
Dividend yield	—	—	—
Volatility	45.44%	44.65%	37.60%
Expected term (years)	5.88	5.89	5.89
Risk-free interest rate	1.32%	0.65%	1.80%

Stock-based Compensation Activity Rollforward

Stock options	Number of shares subject to option	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)	Unrecognized compensation expense (in thousands)
Balance at January 1, 2020	37,912,097	$3.74
Granted	294,065	3.69
Exercised	(500,543)	5.34
Forfeited	(396,626)	3.67
Expired	(280,905)	4.35
Balance at December 31, 2020	37,028,088	$3.74	6.08	$49,446	$2,708
Granted	15,401,179	5.08
Exercised	(375,747)	3.76
Forfeited	(316,303)	5.06
Expired	(90,761)	3.87
Balance at December 31, 2021	51,646,456	$4.13	6.29	$208,614	$40,337
Vested and exercisable as of December 31, 2020	35,314,526	$3.68	6.43	$49,262	$—
Vested and exercisable as of December 31, 2021	43,842,127	$3.71	5.47	$195,710	$—

The weighted-average grant date fair value of options granted during the years ended December 31, 2021, 2020, and 2019 (after accounting for the 454:1 Reverse Recapitalization Transaction exchange ratio described above) was $4.10, $2.11 and $2.07 per share, respectively.

The total intrinsic value of options that were exercised during the years ended December 31, 2021, 2020, and 2019 was $1.7 million, $0.7 million, and $16.2 million, respectively.

As of December 31, 2021, the $40.3 million in unrecognized compensation cost related to stock options will be recognized over a weighted average period of 1.19 years.

Stock-based Compensation Expense

Stock-based compensation expense for equity and liability classified awards is recognized using the straight-line attribution method. In addition, the Company ensures that it has fully recognized expense for at least the options tranches that have fully vested in the period in which they vest.

Stock-based compensation expense is summarized as follows (in thousands), including expense in connection with liability classified awards:

	Year ended December 31,
	2021	2020	2019
Cost of revenue	$1,410	$430	$519
Sales and marketing	7,843	5,199	5,382
Research and development	6,447	4,140	4,325
General and administrative	9,356	7,926	8,607
Total stock-based compensation expense	$25,056	$17,695	$18,833

Common Stock Valuations

As we are now a public company, we have a readily determinable market price for our common stock, which we will utilize in determining the fair value of any future awards. Prior to the Reverse Recapitalization Transaction, the fair value of the common stock underlying the stock options was determined by the board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of the common stock underlying those options on the date of grant. Because there was no public market for our common stock, the valuations of the common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation and Internal Revenue Service Revenue Ruling 59-60. The assumptions the Company used in the valuation model were based on future expectations combined with management judgment. In the absence of a public trading market, the board of directors with input from management exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of the common stock as of the date of each option grant, including the following factors:

•
contemporaneous independent valuations performed at periodic intervals by an unrelated third-party valuation specialist;
•
the nature of the business and its history since inception;
•
the economic outlook in general and the condition and outlook of the specific industry;
•
the book value of the stock and the financial condition of the business;
•
the operating and financial performance and forecast;
•
whether or not the Company has goodwill or other intangible values;
•
marketability of the common stock;
•
the hiring of key personnel;
•
any corporate or asset acquisitions, or divestitures;
•
present value of estimated future cash flows;
•
the likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an initial public offering or sale of the company, given prevailing market condition and the nature and history of the business;
•
illiquidity of stock-based awards involving securities in a private company;
•
the market performance of comparable publicly traded technology companies; and
•
the U.S. and global capital market conditions.

As noted above, as of December 31, 2021, no nonqualified stock options had been granted pursuant to the 2021 Equity Incentive Plan.

2017 Long-Term Incentive Plan

On May 26, 2017, the Board of Directors of the Company’s ultimate parent, Papay Topco, Inc., approved a Long-Term Incentive Plan (the “2017 LTI Plan”) to provide incentives to its employees of Cvent, Inc. The 2017 LTI Plan provides for the payment of a cash bonus if the Company is sold, or another similar Qualifying Event occurs. The incentive approved through the 2017 LTI Plan remains unvested until a sale of the Company, or other Qualifying Event occurs. A Qualifying event is defined as any sale or transfer to any third party of at least 50% of the investor’s equity interest. If the Company is sold, or another Qualifying Event occurs, the amount of the cash bonus will vary based on the total purchase price. Specifically, the LTI cash bonus payment will only occur if each and every of the following events occur: a) the Company is sold, or another Qualifying Event occurs; b) the Company is sold for an Equity Return Multiple of at least 2 times Equity initially invested by Vista Equity Partners Fund VI, L.P., (“Fund VI”); and c) the respective employee remains employed at the time of the sale.

The Company recorded no expense for the 2017 LTI Plan for the years ended December 31, 2021, 2020, and 2019 because the incentive remains unvested and the Company is only liable to make the LTI cash bonus payments upon a sale of the Company, or other Qualified Event, which is not currently determined to be probable. The liability and related expense will be recorded at the point in time that a Qualified Event becomes probable. As of December 31, 2021, these awards were not considered probable of meeting the vesting requirements and accordingly, no expense was recorded during the year ended December 31, 2021 and the timing of when this expense will be recognized was unknown.

On February 28, 2022, the Compensation and Nominating Committee of the Board approved a plan that allows employees to convert their awards (the “Legacy Cvent LTIP Awards”) granted under the 2017 LTI Plan to an aggregate of approximately 3.7 million RSUs in exchange for cancellation of such employees outstanding Legacy Cvent LTIP Awards. The RSUs are subject to varying vesting periods ranging from April 2022 to October 2024. The RSUs will be granted effective as of April 15, 2022 to employees who elect to participate in such exchange.

12. Retirement Plans

a) 401(k) Retirement Savings Plan

In 2021, 2020 and 2019, Cvent provided a 401(k) Retirement Savings Plan (the “Plan”) to eligible employees in the United States, which were subject to certain minimum age and period of service restrictions. The Plan provides for discretionary contributions from Cvent related to a calendar year ending December 31, on or before February 28 of the next calendar year. The Company matches 50% of employee contributions up to 6% of their earnings, subject to a $3,500 U.S. dollar limit per employee. Company contributions were $4.5 million, $2.1 million, and $3.6 million, respectively, during the years ended December 31, 2021, 2020, and 2019, respectively. Cvent contributions to its Plan in the United States are accrued during the calendar year and paid out following the end of the year.

At the beginning of 2020, Cvent started funding the employer match on a monthly basis based on the same contribution scheme described above and maintained this approach through April 2020. However, starting in June 2020, because of the global COVID-19 pandemic, the Company decided to temporarily halt all employer matching on 401(k) contributions. The Company reinstated the employer match starting in April 2021 capped at $2,625 U.S. dollar per employee for the 2021 calendar year.

The Company maintains other defined contribution plans where activity is immaterial.

b) India Gratuity Plan

Under the India Payment of Gratuity Act of 1972, the Company maintains a gratuity defined-benefit plan for eligible employees of the Company’s India subsidiary. Upon termination of an employee for any reason, the Company must pay the equivalent of 15 days of the current salary to the employee for each year of service if the employee has vested in the plan. Benefits accrue based on all eligible employees regardless of their respective vesting schedule upon their date of hire. The accrual calculation includes an estimate for the number of employees who will not meet their vesting requirements. Eligible employees vest upon reaching five years of service with the Company.

The funding liability under the plan was determined by licensed actuarial professionals, based on a rate of interest of 5.8% and 4.9% and a retirement age of 58 years, and was $2.9 million and $2.4 million as of December 31, 2021 and 2020, respectively. The liability is included in accrued and other current liabilities in the accompanying consolidated balance sheets. Expense under the plan was $0.8 million, $0.6 million, and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. The plan is currently unfunded.

13. Debt

The outstanding principal amount and related unamortized debt issuance costs, net, are summarized as follows (in thousands):

	As of December 31,
	2021	2020
First Lien Principal amount	$265,696	$771,648
Revolving Credit Facility Principal Amount	—	13,400
Less: original issue discount	(438)	(1,702)
Less: unamortized deferred financing costs	(2,956)	(11,473)
Total principal amount and related unamortized debt issuance costs, net	$262,302	$771,873

a) First Lien

As of January 1, 2019, the Company had a $787.5 million variable rate first lien loan, or Term Loan Facility, with a consortium of lenders (including Vista Credit Partners) and Goldman Sachs acting as the administrative agent with a maturity date of November 30, 2024. The Company can elect Eurodollar Borrowings using a variable interest rate that may be based upon one, two, three, or six-month LIBOR plus an applicable margin of 3.75% or the Alternate Base Rate plus an applicable margin of 2.75%. The Company can elect the interest rate at the time the previous election matures, and the accrued interest is due. If an election is not made, then the prior interest election remains in effect. The Financial Conduct Authority in the United Kingdom (“U.K.”) has stated it plans to phase out LIBOR by the end of calendar year 2021. The Company does not anticipate a significant impact to our financial position or results of operations as we expect our agreements to be modified utilizing a similar rate before phase out occurs. The principal amount of the Term Loan Facility amortizes in quarterly installments equal to $2.0 million, due on the last business day of the quarter with a balloon payment at the end of the seven-year term ending on November 30, 2024. The quarterly principal payment due may be adjusted from time to time to reflect voluntary and mandatory prepayments with the balance payable at maturity. In addition, the Company remits an administrative agent fee to Goldman Sachs in the amount and at the time agreed upon between the Company and the lenders. The interest rate on outstanding borrowings under the first lien was 3.8% as of December 31, 2021. The carrying value of variable rate debt approximates fair value due to the short-term nature of the interest rates.

With respect to the Term Loan Facility, mandatory prepayments are required upon certain events including: 1) net cash proceeds from certain asset sales that meet the requirements contained in the debt agreement, 2) net cash proceeds from debt issuances that are not permitted under the credit agreements or 3) a prepayment related to the Company’s Excess Cash Flow. Excess Cash Flow is defined in the Company’s first lien credit agreement with Goldman Sachs. Excess Cash Flow is defined as Consolidated EBITDA(as defined in the agreement governing the Term Loan Facility) minus certain items, including, but not limited to, a) debt service, b) capital expenditures, c) consolidated tax expense paid in cash, d) cash paid for permitted acquisitions, e) negative changes in working capital, and f) various other items. The Excess Cash Flow prepayment calls for a payment based on the percentage of Excess Cash Flow recognized for the period that exceeds $7.5 million. The percentage of excess cash that must be used to prepay the loan varies based on the first lien leverage ratio, as defined in the credit agreement, at that time. The prepayment is reduced dollar for dollar for any voluntary prepayments, buybacks or forced retirements made during the year. There was no Excess Cash Flow payment due for the years ended December 31, 2021 and 2020. The first lien is prepayable at any time subject to the call provisions in the loan agreement.

As previously discussed in Note 1, during the fourth quarter the Company completed our Reverse Recapitalization Transaction with Dragoneer. Net proceeds from this transaction after deducting fees and expenses were approximately $523.0 million, $500.0 million of which was used to repay the outstanding principal indebtedness under our Term Loan Facility. As a result of the voluntary prepayment of the outstanding principal indebtedness under our Term Loan Facility, the company recognized $7.2 million in loss on extinguishment of debt reflected in the Company's consolidated statement of operations associated with the write-off of debt issuance costs. Additionally, the voluntary prepayment was applied against the future minimum principal payments and, as a result, the Company has no minimum payments due until Term Loan Facility's due date in 2024.

Future minimum principal payments under the debt agreement as of December 31, 2021 are as follows (in thousands):

2022	$—
2023	—
2024	265,696
Total minimum principal payments on debt	$265,696

b) Revolving Credit Facility

The Company has an agreement for a variable rate revolving credit facility in the amount of $40.0 million, which has a maturity date of November 29, 2021. In April 2021, the Company amended and extended this revolving credit facility through November 2024. Due to the spread of COVID-19 in the beginning of 2020, the global economic activity slowed down and in anticipation of constraints on cash and working capital, the Company fully drew on the revolving credit facility on March 20, 2020, which currently bears interest at a rate of one-month LIBOR plus a 3.75% margin payable monthly in arrears. The Company paid off portions of the revolving credit facility in May, September, and December 2020. The Company repaid the remaining balance as of April 2021. As of December 31, 2021, there were no outstanding revolving loans. If the revolving credit facility is drawn more than 35% of the $40.0 million commitment it requires the Company to maintain compliance with the financial covenant maintaining a First Lien Leverage Ratio of less than 7.20 to 1.00 as of the last day of any Test Period. Throughout the entire duration of 2021 and as of December 31, 2021 the Company was and is within compliance of the First Lien Leverage Ratio and all financial covenants. The interest rate on outstanding borrowings under the revolving credit facility was 3.8% as of December 31, 2021.

c) Letters of Credit

The Company has letters of credit with Bank of America and Goldman Sachs, for the purposes of securing leased space to support our global operations. The letter of credit with Bank of America is secured by cash in the amount of $0.1 million that we classify as restricted cash on the consolidated balance sheets. The Goldman Sachs letter of credit is backstopped against the Company’s revolving credit facility.

14. Leases

The Company enters into lease arrangements for office facilities under non-cancellable operating leases with various expiration dates. As of December 31, 2021 and 2020, the Company recognized operating lease liabilities of $42.1 million and $56.2 million, respectively, and right-of-use assets of $28.4 million and $38.9 million, respectively.

The tables below present information regarding the Company’s lease assets and liabilities (in thousands, except years and percentages):

	As of December 31,
	2021	2020
Assets:
Operating lease right-of-use assets	$28,370	$38,922
Liabilities:
Current
Operating lease liabilities	11,290	15,910
Long-term
Operating lease liabilities	30,809	40,317
	$42,099	$56,227

The components of lease expense for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Operating leases
Operating lease cost	$13,361	$15,967
Variable lease cost	2,036	2,781
Short-term lease rent expense	276	567
Less: Sublease income	(668)	(1,054)
Net rent expense	$15,005	$18,261

Other information related to leases were as follows (in thousands, except years and percentages):

	Year Ended December 31,
	2021	2020
Weighted-average remaining lease term – operating leases (in years)	3.75	4.36
Weighted-average discount rate – operating leases	5.9%	6.0%

	Year Ended December 31,
	2021	2020
Operating cash flows - operating leases	$15,120	$16,480
Right-of-use assets obtained in exchange for operating lease liabilities	$1,541	$2,500

Future minimum payments during the next five years and thereafter are as follows (in thousands):

2022	13,470
2023	12,663
2024	11,082
2025	7,086
2026	2,001
Thereafter	503
Total	46,805
Less: present value discount	(4,706)
Operating lease liabilities	$42,099

Rent expense under operating leases was $10.7 million, $12.4 million, and $12.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

On July 31, 2021, the Company exercised an option to early terminate approximately 30,880 square feet of space at our Washington, D.C. office in exchange for a termination fee of $1.3 million. The modification was not accounted for as a separate contract.

Subleases

The Company subleases certain of its office facilities under operating leases with various expiration dates. Sublease income amounted to $0.7 million, $1.1 million, and $1.0 million for the years ended December 31, 2021, 2020, and 2019, respectively, and is recorded in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

15. Commitments and Contingencies

a) Legal Proceedings, Regulatory Matters and Other Contingencies

From time to time, the Company may become involved in legal proceedings, regulatory matters or other contingencies in the ordinary course of its business. In its opinion, the Company is not presently involved in any legal proceeding, regulatory matter or other contingency that, if determined adversely to it, would individually or in the aggregate have a material adverse effect on its business, operating results, financial condition or cash flows.

b) Self-Insured Health Plan

On January 1, 2018, the Company began to self-insure all its domestic employees for losses and liabilities related to health benefits. Prior to 2018, the Company had obtained health insurance for its employees through a third-party provider and had not self-insured for losses and liabilities related to health benefits. The Company’s accrued health benefits liability was $1.2 million and $1.5 million as of December 31, 2021 and 2020, respectively. All of the Company’s international subsidiaries obtained health insurance for its employees through a third-party provider and did not self-insure for such losses for the years ended December 31, 2021 and 2020.

c) Purchase Commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting, technology operations and data services. Total non-cancellable purchase commitments as of December 31, 2021 were approximately $15.7 million expiring at various dates through 2026.

16. Related-Party Transactions

Vista Credit Partners has a balance of $19.2 million and $51.5 million in the first lien loan as of December 31, 2021 and 2020, respectively. There were no other related parties that have a position in the first lien loan.

For the years ended December 31, 2021, 2020, and 2019, respectively, the Company incurred $0.1 million, $0.1 million, and $0.4 million for consulting fees from Vista which is recorded in general and administrative expenses. As of December 31, 2021 and 2020, respectively, less than $0.1 million and $0.1 million was included in accrued expenses in the consolidated balance sheet.

The Company also entered into transactions during 2021, 2020, and 2019 to sell services to other Vista controlled entities. For the years ended December 31, 2021, 2020 and 2019, respectively, the Company recognized $1.3 million, $1.4 million, and $0.9 million in revenue related to these transactions. Cvent also purchased software subscription and other services from Vista Investor affiliates. The total expenses incurred were $2.0 million, $1.3 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

17. Condensed Financial Information (Parent Company Only)

Parent Company Only

Condensed Balance Sheets

(in thousands, except share data)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$—	$—
Prepaid expense and other current assets	3,122	—
Total current assets	3,122	—
Investment in subsidiaries	1,626,334	1,170,949
Total assets	$1,629,456	$1,170,949
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Total current liabilities	—	—
Due to subsidiaries	—	98
Total liabilities	—	98
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 1,500,000,000 and 1,100,000 shares authorized at December 31, 2021 and 2020, respectively; 481,121,695 and 416,303,325 shares issued and outstanding as of December 31, 2021 and 2020, respectively	48	42
Additional paid-in capital	2,483,761	1,936,406
Accumulated other comprehensive income/(loss)	(2,746)	(69)
Accumulated deficit	(851,607)	(765,528)
Total stockholders’ equity	1,629,456	1,170,851
Total liabilities and stockholders’ equity	$1,629,456	$1,170,949

Parent Company Only

Condensed Statements of Operations and Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Revenue	$—	$—	$—
Cost of revenue	—	—	—
Operating expenses	351	—	—
Other income/(expense), net	—	—	—
Loss before income taxes	(351)	—	—
Provision for/(benefit from) income taxes	—	—	—
Equity in net loss of subsidiaries	(85,728)	(83,733)	(91,761)
Net loss	$(86,079)	$(83,733)	$(91,761)
Other comprehensive income/(loss):
Foreign currency translation (loss)/gain	(2,793)	1,165	1,376
Comprehensive loss	$(88,872)	$(82,568)	$(90,385)

Basis of Presentation

The Company is a holding company with no material operations of its own that conducts substantially all of its activities through its subsidiaries. The 2021 parent-only financial statements above reflect the results of the Company, and 2020 and 2019 parent-only financial statements reflect the results of Legacy Cvent. The Company has no direct outstanding debt obligations. However, Cvent, Legacy Cvent and Papay Holdco, LLC (“Holdco”), each a wholly-owned subsidiary of the Company, are limited in their ability to declare dividends or make any payment on account of its capital stock to, directly or indirectly, fund a dividend or other distribution to the Company as a borrower and a parent guarantor, respectively, under the Company’s Credit Facilities, subject to limited exceptions, including, as of December 31, 2021, (1) certain stock repurchases subject to customary limitations and exceptions, (2) up to the greater of $55,000,000 and 35.0% of consolidated EBITDA (as defined in the agreement governing the Term Loan Facility) tested based on the four consecutive fiscal quarters of Holdco then last ended, subject to customary limitations and exceptions, (3) unlimited amounts subject to compliance with a 4.50 to 1.00 first lien net leverage ratio giving pro forma effect to any distribution, (4) unlimited amount up to 7% per annum of the market capitalization following the consummation of an IPO, and (5) payment of the Company’s overhead expenses. Pursuant to First Amendment to Amended and Restated Credit Agreement, dated as of April 16, 2021, Cvent’s and Holdco’s ability to declare dividends or make any payment on account of its capital stock was further limited, including changes to compliance with a 3.50 to 1.00 first lien net leverage ratio giving pro forma effect to any distribution. For a discussion of the Credit Facilities, refer to Note 13.

These condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Company’s investments in subsidiaries are presented under the equity method of accounting. A condensed statement of cash flows was not presented because the Company had no material operating, investing or financing cash flow activities for the years ended December 31, 2021, 2020, or 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As such, these parent-only statements should be read in conjunction with the accompanying notes to consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm. We completed the Reverse Recapitalization Transaction with Dragoneer Growth Opportunities Corp. II on December 8, 2021. Prior to the Reverse Recapitalization Transaction, we were a non-listed company that was not governed by Section 404 of the Sarbanes-Oxley Act, nor the Exchange Act. The design and implementation of internal control over financial reporting for the Company post-Reverse Recapitalization Transaction has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.

Changes in Internal Control Over Financial Reporting

As discussed elsewhere in this Annual Report, in December 2021, we completed the Reverse Recapitalization Transaction and are engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations post-Reverse Recapitalization Transaction.

Other than the changes noted above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the effect of the COVID-19 pandemic on our internal control over financial reporting to minimize the impact on the design and operating effectiveness of such internal control. We have not experienced any material impact on our internal control over financial reporting despite the fact that many of our employees are working remotely as a result of the COVID-19 pandemic.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders (“2022 Proxy Statement”), which will be filed with the SEC within 120 days after the year ended December 31, 2021, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our 2022 Proxy Statement, which will be filed with the SEC within 120 days after the year ended December 31, 2021, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our 2022 Proxy Statement, which will be filed with the SEC within 120 days after the year ended December 31, 2021, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our 2022 Proxy Statement, which will be filed with the SEC within 120 days after the year ended December 31, 2021, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our 2022 Proxy Statement, which will be filed with the SEC within 120 days after the year ended December 31, 2021, and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)

1.	The following consolidated financial statements and notes thereto are included in Part II, Item 8. “Financial Statements and Supplementary Data” included elsewhere in this Annual Report.
		Page
	Report of Independent Registered Public Accounting Firm	100

	Consolidated Financial Statements:

	Consolidated Balance Sheets as of December 31, 2021 and 2020	102

	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021, 2020 and 2019	103

	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019	104

	Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	105

	Notes to Consolidated Financial Statements	106

2.	Financial statement schedules have been omitted because they are not required, not applicable or the required information is included in the consolidated financial statements or notes thereto.

3.	The following is a list of the exhibits filed as part of this Annual Report.

Exhibit Index

Exhibit Number	Description
2.1

Business Combination Agreement, dated as of July 23, 2021, by and among Dragoneer, Redwood Opportunity Merger Sub, Inc., Redwood Merger Sub LLC and Papay Topco, Inc. (incorporated by reference to Annex A to Dragoneer’s Proxy Statement/Prospectus/Consent Solicitation filed on November 12, 2021).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2021).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 14, 2021).
4.1*	Description of the Company's Securities.
4.2

Certificate of Corporate Domestication of Dragoneer, filed with the Secretary of the State of Delaware (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 14, 2021).

10.1

Form of Subscription Agreement, by and among Dragoneer and the investors named therein (incorporated by reference to Annex E to Dragoneer’s Proxy Statement/Prospectus/Consent Solicitation filed on November 12, 2021).

10.2

Forward Purchase Agreement, dated as of October 29, 2020, by and among Dragoneer and the subscriber named therein (incorporated by reference to Annex L to Dragoneer’s Proxy Statement/Prospectus/Consent Solicitation filed on November 12, 2021).

10.3

Amended and Restated Registration Rights Agreement, by and among the Company and the investors named therein (incorporated by reference Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 14, 2021).

10.4

Investor Rights Agreement, dated as of December 8, 2021, by and among the Company and the stockholders named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 14, 2021).

10.5

Form of Indemnity Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 14, 2021).

10.6+	Cvent Holding Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 14, 2021).
10.7+	Form of Restricted Share Award (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 14, 2021).
10.8+	Form of RSU Award Agreement (Director) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 14, 2021).
10.9+	Form of RSU Award Agreement (Employee) (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 14, 2021).
10.10+	Form of Option Award Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 14, 2021).
10.11+	Cvent Holding Corp. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on December 14, 2021).
10.12†§

Amended and Restated Credit Agreement, dated as of November 30, 2017 (the “Amended and Restated Credit Agreement”), by and among Cvent, Inc., as Borrower, Papay Holdco, LLC, as a Guarantor, each of the other Guarantors party thereto, the Lenders and Issuing Banks from time to time party thereto, and Goldman Sachs Bank USA, as Administrative Agent, Collateral Agent, Swing Line Lender and Issuing Bank (incorporated by reference to Exhibit 10.10 to Dragoneer’s Proxy Statement/Prospectus/Consent Solicitation filed on November 12, 2021).

10.13

First Amendment to Amended and Restated Credit Agreement, dated as of April 16, 2021, by and among Cvent, Inc., Papay Holdco, LLC, the other Credit Parties thereto, the Extending Lenders, the Issuing Bank, the Swing Line Lender, and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.11 to Dragoneer’s Proxy Statement/Prospectus/Consent Solicitation filed on November 12, 2021).

10.14§

Incremental Facility Assumption Agreement No. 1, dated as of October 16, 2018, by and among Cvent, Inc., Papay Holdco, LLC, the other Credit Parties thereto, each of the financial institutions party thereto as lenders, and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.12 to Dragoneer’s Proxy Statement/Prospectus/Consent Solicitation filed on November 12, 2021).

10.15§

Incremental Facility Assumption Agreement No. 2, dated as of October 26, 2018, by and among Cvent, Inc., Papay Holdco, LLC, the other Credit Parties thereto, each of the financial institutions party thereto as lenders, and Goldman Sachs Bank USA, as Administrative Agent (incorporated by reference to Exhibit 10.13 to Dragoneer’s Proxy Statement/Prospectus/Consent Solicitation filed on November 12, 2021).

10.16§

Second Amendment to the Amended and Restated Credit Agreement, dated November 18, 2021, by and among Cvent, Inc., Papay Holdco LLC, the other credit parties and lenders thereto and Goldman Sachs Bank USA (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on December 14, 2021).

10.17+†§

Letter Agreement, dated as of June 6, 2017, between Cvent, Inc. and Rajeev Aggarwal (incorporated by reference to Exhibit 10.14 to Dragoneer’s Proxy Statement/Prospectus/Consent Solicitation filed on November 12, 2021).

10.18+†§

Letter Agreement, dated as of June 6, 2017, between Cvent, Inc. and Charles Ghoorah (incorporated by reference to Exhibit 10.15 to Dragoneer’s Proxy Statement/Prospectus/Consent Solicitation filed on November 12, 2021).

10.19+†§	Letter Agreement, dated as of June 6, 2017, between Cvent, Inc. and David Quattrone (incorporated by reference to Exhibit 10.16 of the Proxy Statement/Prospectus/Consent Solicitation).
10.20+†§

Letter Agreement, dated as of October 3, 2020, between Cvent, Inc. and William Newman (incorporated by reference to Exhibit 10.17 to Dragoneer’s Proxy Statement/Prospectus/Consent Solicitation filed on November 12, 2021).

10.21+†§

Letter Agreement, dated as of June 6, 2017, between Cvent, Inc. and Lawrence Samuelson (incorporated by reference to Exhibit 10.18 to Dragoneer’s Proxy Statement/Prospectus/Consent Solicitation filed on November 12, 2021).

10.22+†§	Papay Topco, Inc. 2017 Stock Option Plan (incorporated by reference to Exhibit 10.19 to Dragoneer’s Proxy Statement/Prospectus/Consent Solicitation filed on November 12, 2021).
10.23

Master Services Agreement, effective as of November 29, 2016, by and between Vista Consulting Group, LLC and Cvent, Inc. (incorporated by reference to Exhibit 10.20 to Dragoneer’s Proxy Statement/Prospectus/Consent Solicitation filed on November 12, 2021).

10.24+	Papay Topco, Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to Dragoneer’s Proxy Statement/Prospectus/Consent Solicitation filed on November 12, 2021).
21.1*	List of Subsidiaries.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.

‡Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

+ Indicates a management contract or compensatory plan or arrangement.

§ Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the SEC upon request.

(b)
We file as part of this Annual Report the exhibits listed in the Exhibit Index above.
(c)
Financial statement schedules have been omitted because they are not required, not applicable or the required information is included in the consolidated financial statements or notes thereto

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVENT HOLDING CORP.

By:	/s/ Rajeev K. Aggarwal
Rajeev K. Aggarwal
Chief Executive Officer and Director

Date: March 7, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Rajeev K. Aggarwal	Chief Executive Officer and Director	March 7, 2022
Rajeev K. Aggarwal	(Principal Executive Officer)

/s/ William J. Newman, III	Chief Financial Officer	March 7, 2022
William J. Newman, III	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sanjeev Bansal	Director	March 7, 2022
Sanjeev Bansal

/s/ David Breach	Director	March 7, 2022
David Breach

/s/ Jim Frankola	Director	March 7, 2022
Jim Frankola

/s/ Betty Hung	Director	March 7, 2022
Betty Hung

/s/ Marcela Martin	Director	March 7, 2022
Marcela Martin

/s/ Sam Payton	Director	March 7, 2022
Sam Payton

/s/ Maneet Saroya	Chairman of the Board of Directors	March 7, 2022
Maneet Saroya

/s/ Nicolas Stahl	Director	March 7, 2022
Nicolas Stahl