Form 10-Q
period 2022-03-31
CVENT HOLDING CORP.
filed 2022-05-09
CIK 1827075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:____________ to __________

Commission File Number: 001-39709

CVENT HOLDING CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	98-1560055
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1765 Greensboro Station Place, 7th Floor Tysons, VA	22102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 226-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	CVT	The Nasdaq Global Market

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

As of April 29, 2022, the registrant had 481,302,459 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CVENT HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$188,070	$126,526
Restricted cash	104	103
Short-term investments	4,952	538
Accounts receivable, net of allowance of $3.6 million and $4.5 million, respectively	92,878	112,251
Capitalized commission, net	24,870	25,393
Prepaid expenses and other current assets	27,048	20,376
Total current assets	337,922	285,187
Property and equipment, net	14,727	15,334
Capitalized software development costs, net	104,920	108,851
Intangible assets, net	209,376	221,371
Goodwill	1,618,067	1,617,880
Operating lease-right-of-use assets	26,225	28,370
Capitalized commission, non-current, net	23,499	22,999
Deferred tax assets, non-current	2,370	2,403
Other assets, non-current, net	3,864	3,684
Total assets	$2,340,970	$2,306,079
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$-	$-
Accounts payable	2,185	2,675
Accrued expenses and other current liabilities	66,739	79,827
Fees payable to customers	49,475	24,982
Operating lease liabilities, current	11,236	11,290
Deferred revenue	287,504	239,843
Total current liabilities	417,139	358,617
Deferred tax liabilities, non-current	16,664	16,695
Long-term debt, net	262,593	262,302
Operating lease liabilities, non-current	27,930	30,809
Other liabilities, non-current	8,235	8,200
Total liabilities	732,561	676,623
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 1,500,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively; 481,266,396 and 481,121,695 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	48	48
Additional paid-in capital	2,493,972	2,483,761
Accumulated other comprehensive loss	(2,615)	(2,746)
Accumulated deficit	(882,996)	(851,607)
Total stockholders’ equity	1,608,409	1,629,456
Total liabilities and stockholders’ equity	$2,340,970	$2,306,079

See accompanying notes to the unaudited condensed consolidated financial statements

CVENT HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$137,356	$117,287
Cost of revenue	56,200	43,845
Gross profit	81,156	73,442
Operating expenses:
Sales and marketing	40,091	28,837
Research and development	31,406	21,674
General and administrative	24,951	16,754
Intangible asset amortization, exclusive of amounts included in cost of revenue	12,154	13,035
Total operating expenses	108,602	80,300
Loss from operations	(27,446)	(6,858)
Interest expense	(2,592)	(7,533)
Amortization of deferred financing costs and debt discount	(320)	(943)
Other income, net	260	273
Loss before income taxes	(30,098)	(15,061)
Provision for income taxes	1,291	1,500
Net loss	$(31,389)	$(16,561)
Other comprehensive loss:
Foreign currency translation gain/(loss)	131	(621)
Comprehensive loss	$(31,258)	$(17,182)
Basic and Diluted net loss per common share	$(0.07)	$(0.04)
Basic and Diluted weighted-average common shares outstanding	481,144,118	416,325,183

See accompanying notes to the unaudited condensed consolidated financial statements

CVENT HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Amount		Accumulated
	Shares	Amount	Additional paid-in capital	Accumulated deficit	other comprehensive income / (loss)	Total stockholders’ equity
Balance as of December 31, 2021	481,121,695	$48	$2,483,761	$(851,607)	$(2,746)	$1,629,456
Stock-based compensation expense	-	-	9,768	-	-	9,768
Net loss	-	-	-	(31,389)	-	(31,389)
Common stock issued under share-based compensation plans	144,701	-	443	-	-	443
Common stock repurchased	-	-	-	-	-	-
Foreign currency translation loss	-	-	-	-	131	131
Balance as of March 31, 2022	481,266,396	$48	$2,493,972	$(882,996)	$(2,615)	$1,608,409

	Common Stock		Amount		Accumulated
	Shares	Amount	Additional paid-in capital	Accumulated deficit	other comprehensive income / (loss)	Total stockholders’ equity
Balance as of December 31, 2020	416,303,325	$42	$1,936,406	$(765,528)	$(69)	$1,170,851
Stock-based compensation expense	-	-	608	-	-	608
Net loss	-	-	-	(16,561)	-	(16,561)
Common stock issued under share-based compensation plans	221,001	-	319	-	-	319
Common stock repurchased	(123,435)	-	(122)	-	-	(122)
Foreign currency translation loss	-	-	-	-	(621)	(621)
Balance as of March 31, 2021	416,400,891	$42	$1,937,211	$(782,089)	$(690)	$1,154,474

See accompanying notes to the unaudited condensed consolidated financial statements

CVENT HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(31,389)	$(16,561)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,187	31,273
Amortization of the right-of-use assets	2,077	2,439
Allowance for expected credit losses, net	279	9
Amortization of deferred financing costs and debt discount	320	943
Amortization of capitalized commission	7,948	7,262
Unrealized foreign currency transaction gain	287	4
Stock-based compensation	9,768	608
Change in deferred taxes	2	384
Change in operating assets and liabilities, net of business combinations:
Accounts receivable	18,968	(4,211)
Prepaid expenses and other assets	(7,021)	(2,316)
Capitalized commission, net	(13,581)	(12,496)
Accounts payable, accrued expenses and other liabilities	16,783	11,238
Operating lease liability	(2,864)	(3,293)
Deferred revenue	48,160	35,922
Net cash provided by operating activities	79,924	51,205
Investing activities:
Purchase of property and equipment	(1,375)	(1,038)
Capitalized software development costs	(11,891)	(8,705)
Purchase of short-term investments	(21,238)	(24,336)
Maturities of short-term investments	16,824	9,116
Net cash used in investing activities	(17,680)	(24,963)
Financing activities:
Principal repayments on first lien term loan	—	(1,984)
Principal repayments of revolving credit facility	—	(8,400)
Proceeds from exercise of stock options	510	319
Net cash provided by (used in) financing activities	510	(10,065)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,209)	(626)
Change in cash, cash equivalents, and restricted cash	61,545	15,551
Cash, cash equivalents, and restricted cash, beginning of period	126,629	65,470
Cash, cash equivalents, and restricted cash, end of period	$188,174	$81,021
Supplemental cash flow information:
Interest paid	$2,584	$4,382
Income taxes paid	$1,743	$1,350
Supplemental disclosure of non-cash investing and financing activities:
Outstanding payments for purchase of property and equipment at period end	$382	$174
Outstanding payments for capitalized software development costs at period end	$887	$654

See accompanying notes to the unaudited condensed consolidated financial statements

CVENT HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

Cvent Holding Corp. (the “Company”) is the indirect parent company of Cvent, Inc. (“Cvent”).

The Company provides a cloud-based enterprise event marketing and management platform with solutions for both sides of the meetings and events value ecosystem: (i) for marketers and meeting and event planners, through its Event Cloud offering and (ii) for hoteliers and venues, through its Hospitality Cloud. The Company’s integrated event marketing and management platform powers the entire event lifecycle by enabling marketers and event planners to automate and streamline the process of creating, promoting, managing, and measuring events for organizations of all sizes. Cvent solutions empower customers to deliver and maximize live engagement across their event programs helping to forge deeper relationships with attendees, build brand advocacy and increase demand for their products and services. It also helps organizations more efficiently manage critical event processes, control spend and reduce meetings costs. The Company’s Hospitality Cloud provides hoteliers and venues with an integrated platform that enables properties to increase group and business transient revenue through a combination of cloud-based software products and targeted advertising to organizations that run events while they are in the process of sourcing their events. Hospitality Cloud solutions also improve purchasing intelligence through innovative demand management and business intelligence. By connecting event organizers to venues, the Company powers an entire ecosystem that increase Cvent’s “stickiness” and drives sales of our software offerings across our Event and Hospitality Cloud businesses.

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

Response to COVID-19

The Company believes there is sufficient cash flow to meets its business obligations, working capital needs, and remain in financial compliance with covenants for the next 12 months from the date of financial statement issuance. Nonetheless, in order to better enable the Company to weather the extraordinary business challenges brought about by the global COVID-19 pandemic, to protect the safety and welfare of its employees, itself financially, maintain cash reserves, and ensure its long-term solvency, the Company instituted certain temporary measures during 2020 that continued into 2021. These measures, including undertaking restructuring actions to manage costs and headcount, provided the Company the financial flexibility needed to manage a wide array of outcomes that may result from the pandemic. These temporary measures were discontinued during the second half of 2021.

The global COVID-19 pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions, and the extent of its impact on the Company’s operational and financial performance will depend on continuously evolving factors including, but not limited to the duration and spread of the outbreak, the speed and degree of the anticipated economic recovery, and the impact on the Company’s customers. The Company considered the impact of COVID-19 on the estimates and assumptions and determined that there were no material adverse impacts on the unaudited condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022. As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the financial position as of March 31, 2022, the results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. The condensed balance sheet at December 31, 2021 was derived from audited annual financial statements and does not contain all of the footnote disclosures from the annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Restricted Cash

Restricted cash represents amounts required to be held as collateral in a money market account for treasury management service agreements. The Company held $0.1 million of restricted cash as of March 31, 2022 and December 31, 2021.

The following table presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$188,070	$126,526
Restricted cash	104	103
Cash, cash equivalents, and restricted cash	$188,174	$126,629

Revenue Recognition

The Company derives revenue from two primary sources: Event Cloud subscription-based solutions and Hospitality Cloud marketing and subscription-based solutions. Subscription services revenue consists primarily of fees to provide the Company’s customers with access to its cloud-based platform. Subscription service contracts do not provide customers with the right to take possession of the software, are non-cancellable, and do not contain rights of return. Hospitality Cloud marketing solutions primarily relate to digital advertising on the Company’s hosted venue sourcing networks. Revenue is recognized when control of these services is transferred to a customer. A time-elapsed method is used to measure progress for subscription contracts because control is transferred evenly over the contract term. For the three months ended March 31, 2022, the Company recognized approximately 85.8% of its revenue from services transferred to the customer over time, with the remaining 14.2% of revenue recognized at a point in time upon delivery, generally when an event occurred. The Company’s services are generally provided under annual and multi-year contracts with invoicing occurring in annual or quarterly installments at the beginning of each year, or quarter, in the contract period. Revenue is presented net of sales and other taxes the Company collects on behalf of governmental authorities.

Certain contracts may include multiple distinct performance obligations which may consist of some or all of subscription services, marketing packages, and professional services. When an arrangement includes multiple performance obligations relating to SaaS subscriptions, which are concurrently delivered and have the same pattern of transfer to the customer (the services transfer to the customer ratably over the contract period), the entire contract value is recognized on a straight-line basis over the contract term. When an arrangement includes multiple performance obligations that do not have the same pattern of transfer to the customer, revenue is recognized at each performance obligation’s respective standalone selling price (“SSP”), when the performance obligations are satisfied. The SSP is the price at which the Company would sell a promised good or service separately to a customer. The Company estimates SSP based on internal margin analysis, competitor data, and other industry standards for SaaS-based companies.

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

Property and equipment outside North America geographic locations represented 32.2% and 33.4% of total property and equipment, net as of March 31, 2022 and December 31, 2021, respectively, and are located primarily in India. The composition of the Company’s property and equipment between North America and locations outside of North America is set forth below (in thousands):

	March 31, 2022	December 31, 2021
North America	$9,986	$10,205
Outside North America	4,741	5,129
Total	$14,727	$15,334

Net Loss per Share of Common Stock

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings per share adjusts basic earnings per share for the potentially dilutive impact of stock options. As the Company has reported losses for all periods presented, all potentially dilutive securities, including stock options, are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

For the three months ended March 31, 2022 and 2021, 55,354,536 and 36,768,058 stock options were excluded from the computation of diluted net loss per share of common stock, respectively, because including them would have been antidilutive.

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 will require companies to apply the definition of a performance obligation under ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU No. 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. ASU No. 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2021-08 on January 1, 2022 and will apply the provisions on a prospective basis. The adoption of ASU 2021-08 had no impact on our operating results for the three months ended March 31, 2022.

In November 2021, the FASB issued Accounting Standards Update No 2021-10, Government Assistance (Topic 832)—Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). ASU 2021-10 requires additional disclosures regarding the nature of government assistance, the related accounting policy used to account for assistance, the affected line items and applicable amounts within the consolidated financial position and results of operations, and significant terms and conditions related to the assistance. Government assistance within the scope of ASC 832 includes assistance that is administered by domestic, foreign, local, state, national governments, as well as departments, independent agencies and intergovernmental organizations. The updated guidance increases transparency of government assistance including 1) the type of assistance, 2) the entity's accounting for assistance, and 3) the effect of assistance on the entity's financial statements. The Company adopted ASU 2021-10 on January 1, 2022 and will apply the provisions on a prospective basis. During the three months ended March 31, 2022, the Company received $0.5 million in government wage and rent subsidies, which are recorded as contra-expenses included in our cost of revenue and operating expenses on our unaudited interim condensed consolidated statement of operations and comprehensive loss.

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is may be adopted any time prior to December 31, 2022. The Company is currently evaluating the impact of this ASU on its consolidated financial statements but does not expect that it will have a material impact on its consolidated financial position, results of operations and cash flows.

3. Revenue

Disaggregation of Revenue

The Company derives revenue from two primary sources: Event Cloud subscription-based solutions and Hospitality Cloud marketing and subscription-based solutions. They are principally generated from North America, which comprises the United States and Canada, with Canada representing 2.4% of total revenue for each of the three months ended March 31, 2022 and 2021. Revenue from sources outside North America represented 12.0% and 13.6% of total revenue for three months ended March 31, 2022 and 2021, respectively. The Company’s disaggregation of revenue primary geographic region is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
North America	$120,823	$101,282
Outside North America	16,533	16,005
Revenue	$137,356	$117,287

The Company’s disaggregation of revenue by major business activity is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Event Cloud	$94,988	$81,133
Hospitality Cloud	42,368	36,154
Revenue	$137,356	$117,287

Deferred Revenue

Deferred revenue represents billings under signed contracts before the related products or services are transferred to customers. The portion of deferred revenue that is expected to be recognized as revenue during the subsequent 12-month period is recorded as deferred revenue in current liabilities and the remaining portion is recorded as other liabilities, non-current, which is not material. Deferred revenue was $287.5 million and $239.8 million as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, the Company recognized $98.8 million of revenue that was included in the deferred revenue balance at the beginning of 2022.

Remaining Performance Obligations

For multiple-year agreements for either Event Cloud or Hospitality Cloud, we typically invoice the amount for the first year of the contract at signing followed by subsequent annual invoices at the anniversary of each year. Since we bill most of our customers in advance, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced or recognized in revenue, they are considered by us to be unbilled contract value, and together with deferred revenue, remaining performance obligations. As of March 31, 2022 and December 31, 2021, our total current deferred revenue was $287.5 million and $239.8 million, respectively, which amount does not include unbilled contract value for contracts of approximately $518.8 million and $573.4 million, respectively. We expect that the amount of unbilled contract value relative to the total value of our contracts will change from year to year for several reasons, including the amount of cash collected early in the contract term, the specific timing and duration of customer agreements, varying invoicing cycles of agreements, the specific timing of customer renewal, changes in customer financial circumstances and foreign currency fluctuations. We expect to recognize 69.2% of our remaining performance obligations as revenue over the subsequent 24 months, and the remainder thereafter.

Sales Commission

The current portion of capitalized commissions, net was $24.9 million and $25.4 million and the noncurrent portion of capitalized commissions, net was $23.5 million and $23.0 million as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022 and 2021, $7.9 million and $7.3 million of capitalized commissions were amortized to sales and marketing expense in the accompanying condensed consolidated statements of operations and comprehensive loss, respectively.

Allowance for Expected Credit Losses

The change in the Company’s allowance for expected credit losses is as follows (in thousands):

	March 31, 2022	December 31, 2021
Allowance for expected credit losses, beginning of period	$4,547	$3,287
Credit loss expense	279	8,316
Write-offs and adjustments	(1,225)	(7,056)
Allowance for expected credit losses, end of period	$3,601	$4,547

4. Property and Equipment

Property and equipment are summarized as follows (in thousands):

	March 31,	December 31,
	2022	2021
Computer equipment, purchased software and software developed for internal-use	$23,992	$22,517
Leasehold improvements	22,744	22,747
Furniture and equipment	9,137	9,087
Rentable onsite solutions equipment	6,324	6,324
Other	250	511
Property and equipment, gross	62,447	61,186
Less accumulated depreciation	(47,720)	(45,852)
Property and equipment, net	$14,727	$15,334

Depreciation of property and equipment was $2.0 million and $3.1 million during the three months ended March 31, 2022 and 2021, respectively.

5. Capitalized Software Development Costs

Capitalized software for the Company’s software platforms was developed either internally or was acquired through acquisitions. Capitalized software development costs and acquired software technology are summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Capitalized software development costs, gross	$397,447	$385,384
Less, accumulated depreciation	(292,527)	(276,533)
Capitalized software development costs, net	$104,920	$108,851

Amortization of capitalized software development costs, recorded as cost of revenue, was $16.0 million and $15.2 million during the three months ended March 31, 2022 and 2021, respectively.

6. Goodwill and Intangible Assets

The change in carrying amount of goodwill is summarized as follows (in thousands):

Goodwill as of January 1, 2022	$1,617,880
Foreign currency translation adjustments	187
Goodwill as of March 31, 2022	$1,618,067

Intangible assets are amortized based on a pattern in which the asset’s economic benefits are consumed, or if not reliably determined, amortized on a straight-line basis over their estimated useful lives between two and fifteen years.

Intangible assets consisted of the following as of March 31, 2022 (in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-average remaining life (in years)
Customer relationships	$438,350	$(267,123)	$171,227	4.1 years
Trademarks	96,905	(58,818)	38,087	3.8 years
Non-compete agreements	588	(588)	-
Intangible assets subject to amortization	535,843	(326,529)	209,314
Indefinite-lived assets	62	-	62
Intangible assets, net	$535,905	$(326,529)	$209,376

Intangible assets consisted of the following as of December 31, 2021 (in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-average remaining life (in years)
Customer relationships	$438,002	$(256,885)	$181,117	4.6 years
Trademarks	96,902	(56,710)	40,192	4.2 years
Non-compete agreements	588	(588)	-
Intangible assets subject to amortization	535,492	(314,183)	221,309
Indefinite-lived assets	62	-	62
Intangible assets, net	$535,554	$(314,183)	$221,371

The total amount of amortization expense related to intangible assets, recorded as intangible asset amortization, exclusive of amounts included in cost of revenue, was $12.2 million and $13.0 million during the three months ended March 31, 2022 and 2021, respectively. The intangible asset balance remaining as of March 31, 2022 will be amortized into expense in future years as follows (in thousands):

2022 (remaining nine months)	$36,467
2023	46,715
2024	45,150
2025	39,308
2026	35,584
2027 and thereafter	6,090
Total amortization expense related to acquired intangible assets	$209,314

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of accrued compensation, such as bonus, commission, payroll taxes, sales and other tax liabilities, etc. The following table summarizes the Company’s accrued expenses and other current liabilities for the periods indicated (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation	$38,511	$49,015
Sales and other tax liabilities	8,920	10,774
Other	19,308	20,038
Accrued expenses and other current liabilities	$66,739	$79,827

8. Income Taxes

The effective tax rate for the three months ended March 31, 2022 and 2021 was (4.29%) and (9.96%), respectively. The difference between the Company’s effective tax rates for the 2022 and 2021 periods and the U.S. statutory tax rate of 21% related primarily to U.S. taxes on foreign earnings, foreign tax rate differentials, and valuation allowance.

The Company evaluates its tax positions on a quarterly basis. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three months ended March 31, 2022 and 2021.

9. Stockholders’ Equity

The Company’s Certificate of Incorporation authorizes 1,500,000,000 shares of Common Stock and 1,000,000 of Preferred Stock, each $0.0001 par value per share. As of March 31, 2022 and 2021, 481,266,396 and 416,400,891 shares of Common Stock were outstanding, respectively, and no shares of Preferred Stock were outstanding. The holders of the Common Stock are entitled to dividends only when declared by the Board of Directors ratably on a per share basis. Each share of Common Stock has one vote under the Company’s Certificate of Incorporation.

Stock-based Compensation

The weighted-average assumptions used in the valuation of stock option awards granted under the Black-Scholes model are summarized as follows:

	Three Months Ended March 31,
	2022	2021
Dividend yield	0.0%	0.0%
Volatility	45.30%	44.55%
Expected term (years)	5.92	5.89
Risk-free interest rate	1.85%	1.23%

Stock Option Activity Rollforward

Stock options	Number of shares subject to option	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)	Unrecognized compensation expense (in thousands)
Balance as of January 1, 2022	51,646,456	$4.13	6.29	$208,614	$40,337
Granted	4,129,380	8.05
Exercised	(140,970)	3.80
Forfeited	(280,330)	5.07
Expired	-	-
Balance as of March 31, 2022	55,354,536	$4.42	6.32	$153,377	$47,586
Vested and exercisable as of January 1, 2022	43,842,127	$3.71	5.47	$195,710	$-
Vested and exercisable as of March 31, 2022	47,844,651	$3.82	5.53	$161,118	$-

During the three months ended March 31, 2022, the Company granted 4,129,380 stock options.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2022 was $3.72 per share.

The total intrinsic value of options that were exercised during the three months ended March 31, 2022 was $0.5 million. During the three months ended March 31, 2022, 140,970 options were exercised.

As of March 31, 2022, the $47.6 million in unrecognized compensation cost related to stock options will be recognized over a weighted-average period of 1.64 years.

Restricted Stock Units

During the three months ended March 31, 2022, the Company granted 12,043,248 service-based restricted stock units (“RSUs”), 3,731 of which had vested as of March 31, 2022. The outstanding RSUs vest on dates ranging from March 2022 to March 2026 as measured from the grant date.

Stock-based Compensation Expense

Stock-based compensation expense for equity and liability classified awards is recognized using the straight-line attribution method. In addition, the Company ensures that it has fully recognized expense for at least the option and RSU tranches that have fully vested in the period in which they vest.

Stock-based compensation expense is summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$590	$59
Sales and marketing	2,980	335
Research and development	2,588	141
General and administrative	3,610	73
Total stock-based compensation	$9,768	$608

2021 Employee Stock Purchase Plan

At the Special Meeting of the shareholders of Dragoneer on December 7, 2021, the shareholders of Dragoneer considered and approved the Cvent Holding Corp. 2021 Employee Stock Purchase Plan (the “ESPP”), which was adopted by the Board and became effective for the Company immediately upon the closing of the Reverse Recapitalization Transaction. The ESPP permits employees to purchase common stock through payroll deductions during biannual offering periods, or during such other offering periods as the Board of Directors may determine. Participants may authorize payroll deductions of a specific percentage of compensation not to exceed 15%, with such deductions being accumulated for biannual purchase periods beginning on the first business day of each offering period and ending on the last business day of each offering period.

Under the terms of the ESPP, the purchase price per share will equal 85% of the fair market value of a share of common stock on the first day of an offering period or the last date of an offering period, whichever is lower, although the Board of Directors has discretion to change the purchase price with respect to future offering periods.

At March 31, 2022, there were 11,500,000 shares available for issuance under the ESPP. No contributions were made by employees during the three months ended March 31, 2022. The first ESPP offering period will begin on June 1, 2022.

2017 Long-Term Incentive Plan

The Company recorded no expense for the 2017 Long-Term Incentive Plan (the “2017 LTI Plan”) during the three months ended March 31, 2022 and 2021 because the incentive remains unvested and the Company is only liable to make the 2017 LTI Plan cash bonus payments upon a sale of the Company, or other Qualified Event, as defined in the 2017 LTI Plan, which is not currently determined to be probable. On February 28, 2022, the Compensation and Nominating Committee of the Board approved a plan that allows employees to convert their awards (the “Legacy Cvent LTIP Awards”) granted under the 2017 LTI Plan to an aggregate of approximately 3.7 million RSUs in exchange for cancellation of such employees’ outstanding Legacy Cvent LTIP Awards. The RSUs are subject to varying vesting periods ranging from April 2022 to October 2024. The RSUs were granted effective as of April 15, 2022 to employees who elected to participate in such exchange. Substantially all of the Company's employees have participated in the exchange.

10. Debt

The outstanding principal amount and related unamortized debt issuance costs, net, are summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
First Lien Principal amount	$265,696	$265,696
Revolving Credit Facility Principal amount	—	—
Less: original issue discount	(401)	(438)
Less: unamortized deferred financing costs	(2,702)	(2,956)
Total principal amount and related unamortized debt issuance costs, net	$262,593	$262,302

a) First Lien

As of January 1, 2022, the Company had a $265.7 million balance on the Company's variable rate first lien loan, or Term Loan Facility, with a consortium of lenders (including Vista Credit Partners) and Goldman Sachs acting as the administrative agent with a maturity date of November 30, 2024. As of the end of the 2021 calendar year, the Financial Conduct Authority in the United Kingdom (“U.K.”) has phased out the one-week and two-month LIBOR tenors, and no new loans beginning in 2022 will be priced using those LIBOR tenors. The Company’s existing loan agreements may still utilize the remaining one, three, or six-month LIBOR tenors until the complete discontinuation of LIBOR, which is currently expected in June 2023. The Company does not anticipate a significant impact to our financial position or results of operations as we expect our agreements to be modified utilizing a similar rate before phase-out occurs. As a result of the Company's voluntary prepayment in connection with the Reverse Recapitalization Transaction, the Company has no minimum payments due until Term Loan Facility's due date in 2024. The interest rate on outstanding borrowings under the first lien was 3.96% as of March 31, 2022. The carrying value of variable rate debt approximates fair value due to the short-term nature of the interest rates.

Future minimum principal payments under the debt agreement as of March 31, 2022 are as follows (in thousands):

2022 (remaining nine months)	$-
2023	-
2024	265,696
Total minimum principal payments on debt	$265,696

b) Revolving Credit Facility

The Company has an agreement for a variable rate revolving credit facility in the amount of $40.0 million, which has a maturity date of August 30, 2024. Due to the spread of COVID-19 in the beginning of 2020, the global economic activity slowed down and in anticipation of constraints on cash and working capital, the Company fully drew on the revolving credit facility on March 20, 2020, which currently bears interest at a rate of one-month LIBOR plus a 3.75% margin payable monthly in arrears. The Company paid off portions of the revolving credit facility in May, September, December 2020, and March 2021 and fully repaid the remaining balance as of April 2021. If the revolving credit facility is drawn more than 35% of the $40.0 million commitment it requires the Company to maintain compliance with the financial covenant maintaining a First Lien Leverage Ratio of less than 7.20 to 1.00 as of the last day of any Test Period. During the three months ended March 31, 2022 and 2021, the Company was and is within compliance of the First Lien Leverage Ratio and all financial covenants.

11. Leases

The Company enters into lease arrangements for office facilities under non-cancellable operating leases with various expiration dates.

As of March 31, 2022, the Company’s right-of-use (“ROU”) assets and total operating lease liabilities were $26.2 million and $39.2 million, respectively. As of December 31, 2021, the Company’s ROU assets and total operating lease liabilities were $28.4 million and $42.1 million, respectively. During the three months ended March 31, 2022, no ROU assets were obtained in exchange for new operating lease liabilities. During the three months ended March 31, 2021, less than $0.1 million of ROU assets were obtained in exchange for new operating lease liabilities.

12. Commitments and Contingencies

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

b) Purchase Commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting, technology operations and data services. Total non-cancellable purchase commitments as of March 31, 2022 were approximately $14.9 million expiring at various dates through 2025.

13. Related-Party Transactions

Vista Credit Partners has a balance of $2.3 million in the Term Loan Facility as of March 31, 2022. There were no other related parties that have a position in the Term Loan Facility.

The Company incurred less than $0.1 million for consulting fees from Vista Equity Partners Management, LLC (“Vista”) for both the three months ended March 31, 2022 and 2021, which are recorded in general and administrative expenses. As of March 31, 2022 and December 31, 2021, respectively, less than $0.1 million was included in accrued expenses in the condensed consolidated balance sheet.

The Company also entered into transactions during the three months ended March 31, 2022 and 2021 to sell services to other Vista controlled entities. The Company recognized $0.2 million and $0.1 million in revenue related to these transactions for the three months ended March 31, 2022 and 2021, respectively. Cvent also purchased software subscription and other services from Vista affiliates. The Company recognized $0.6 million and $0.4 million in expenses related to these transactions for the three months ended March 31, 2022 and 2021, respectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” for the purposes of federal securities laws. Such forward-looking statements include, but are not limited to, statements that reflect our current views with respect to future events and financial performance, business strategies, and expectations for our business and statements regarding our or our management’s expectations, hopes, beliefs, intentions, plans or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “can,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “ongoing,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “will,” “approximately,” “likely,” “shall” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

In this Quarterly Report, the terms “Cvent,” the “Company,” “we,” “us,” and “our” refer to Cvent Holding Corp. and its subsidiaries, unless the context indicates otherwise.

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
•
other factors discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 and included elsewhere in this Quarterly Report; and
•
other factors beyond our control.

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risk and uncertainties, the matters referred to in the forward-looking statements contained in this Quarterly Report may not, in fact, occur. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors. Accordingly, you should not place undue reliance on those statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. You should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Impact of COVID-19 on Operating Results

The global COVID-19 pandemic significantly impacted our ability to sign new clients, and to upsell to and renew contracts with our existing clients, starting in March 2020. Our customer count declined 9.5% as of March 31, 2022 as compared to March 31, 2021. The extent to which the global COVID-19 pandemic will affect our business will depend on future developments in the United States and around the world, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic and different COVID-19 variants, new information which may emerge concerning the severity of COVID-19 and the actions required to contain and treat it, among others. Although the ultimate impact of the global COVID-19 pandemic on our business and financial results remains uncertain, a continued and prolonged public health crisis such as the global COVID-19 pandemic could have a material negative impact on our business, operating results and financial condition. See Part I. Item 1A. “Risk Factors — The effects of the global COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain” in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information.

Key Business Metric

In addition to our financial information determined in accordance with generally accepted accounting principles (“GAAP”), we review the following key business metric to measure our performance, identify trends, formulate business plans and make strategic decisions.

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

The calculation excludes revenue associated with acquisitions where by-client revenue is not available, revenue is recognized on a transactional basis and revenue associated with our client conference. This revenue comprised 3.6% and 3.2% of revenue for three months ended March 31, 2022 and 2021, respectively.

We believe our ability to not only retain, but upsell and cross-sell additional features and products to, our existing customers will continue to support our net dollar retention rate. As of March 31, 2022 and 2021, our net dollar retention rate was 108.7% and 83.9%, respectively. The return of our net dollar retention rate to pre-COVID levels was primarily due to the lessening impact of the global COVID-19 pandemic in 2021 and 2022 on both the Event and Hospitality Clouds and the adoption of our new virtual solution, Attendee Hub. We believe our net dollar retention rate may exceed historical levels as a result of the market opportunity created by virtual and hybrid events and the accelerated digitization of the meetings and events industry.

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

Components of Operating Results

Revenue

We generate revenue from two primary sources: Event Cloud subscription-based solutions and Hospitality Cloud marketing-based and subscription-based solutions. Subscription-based solution revenue consists primarily of fees to provide our customers with access to our cloud-based software platform. Marketing-based solution revenue consists primarily of fees for digital advertising on the Cvent Supplier Network (“CSN”) or one of our other online advertising platforms.

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

The terms of our subscription and marketing contracts are typically non-cancellable, annual or multi-year terms, and are typically billed in advance, generally annually, but also on a quarterly basis. In the case of multi-year agreements, the agreement sometimes includes annual price increases over the contract term. Our agreements are typically sum-certain and not based on usage.

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

We refer to contractual amounts that have not been invoiced as unbilled contract value, and together with deferred revenue, remaining performance obligations. Unbilled contract value is not reflected in our consolidated financial statements. See “Key Factors Affecting Our Performance —Seasonality” included in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 for the effects of seasonality on our Hospitality Cloud Revenue.

For multi-year agreements for either Event Cloud or Hospitality Cloud solutions, we typically invoice the amount for the first year of the contract at signing, followed by subsequent annual invoices at the anniversary of each year. Since we bill most of our customers in advance, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced or recognized in revenue, they are considered by us to be unbilled contract value, and together with deferred revenue, remaining performance obligations. As of March 31, 2022 and December 31, 2021 our total current deferred revenue was $287.5 million and $239.8 million, which amounts do not include unbilled contract value for contracts not yet billed of $518.8 million and $573.4 million, respectively. We expect that the amount of unbilled contract value relative to the total value of our contracts will change from year to year for several reasons, including the amount of cash collected early in the contract term, the specific timing and duration of customer agreements, varying invoicing cycles of agreements, the specific timing of customer renewal, changes in customer financial circumstances and foreign currency fluctuations. We expect to recognize approximately 69.2% of our remaining performance obligations as revenue over the subsequent 24 months, and the remainder thereafter.

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

We intend to continue to invest in sales and marketing and expect spending in these areas to increase in absolute dollars in the near-term as we continue to expand our business both domestically and internationally and take advantage of the growing need for virtual and hybrid events. We expect sales and marketing expenses to continue to be among the most significant components of our operating expenses.

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

With the exception of software developed by companies we have acquired, we maintain a unified software code base for our entire platform, which we believe improves the efficiency of our research and development activities. We expect research and development expenses to remain consistent in absolute dollars in the near-term as we continue to expand our product offerings, including our virtual and hybrid event functionality, and integrate and support potential future acquired businesses and technologies.

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

We expect our general and administrative expenses to increase in absolute dollars in the near-term as we continue to expand our operations and hire additional personnel to support our growth. Additionally, we expect to incur incremental general and administrative expenses to comply with the additional requirements of being a public company.

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

We expect our intangible asset amortization expenses to increase in absolute dollars in the near-term as we expect to strategically acquire companies to aid in our near-term growth.

Other

Our other income/expense items include interest expense, amortization of deferred financing costs and debt discount, gain/loss on divestitures, net and other income/expense, net.

Interest expense

Interest expense relates primarily to interest payments on our outstanding borrowings under the credit facility with a syndicate of lenders (such term loan facility as increased by the incremental facilities, the “Term Loan Facility,” as further described in Note 10. “Debt” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report) and a $40.0 million revolving loan facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facilities”) we entered into pursuant to the Credit Agreement dated November 30, 2017 (the “Credit Agreement”) by and between Cvent, Inc. as borrower, Papay Holdco, LLC, as Holdings, Goldman Sachs Bank USA, as administrative agent, the guarantors from time to time party thereto, and the lenders and other parties from time to time party thereto, as amended, restated, amended and restated, supplemented or otherwise modified from time to time. As of March 31, 2022, the Company had an outstanding balance of $265.7 million on the term loan facility and no outstanding borrowings on the revolving loan facility.

Amortization of deferred financing costs and debt discount

Amortization of deferred financing costs and debt discount consists of the amortization of up-front fees paid at the inception of our Credit Facilities.

Other income, net

Other income/(expense), net consists primarily of interest income, foreign currency gains or losses, and import tax credits.

Provision for income taxes

Provision for income taxes consists primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table sets forth our consolidated statement of operations for the period indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Event cloud	$94,988	$81,133
Hospitality cloud	42,368	36,154
Total revenue	137,356	117,287
Cost of revenue	56,200	43,845
Gross profit	81,156	73,442
Operating expenses:
Sales and marketing	40,091	28,837
Research and development	31,406	21,674
General and administrative	24,951	16,754
Intangible asset amortization, exclusive of amounts included in cost of revenue	12,154	13,035
Total operating expenses	108,602	80,300
Loss from operations	(27,446)	(6,858)
Interest expense	(2,592)	(7,533)
Amortization of deferred financial costs and debt discount	(320)	(943)
Other income, net	260	273
Loss before income taxes	(30,098)	(15,061)
Provision for income taxes	1,291	1,500
Net loss	$(31,389)	$(16,561)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the period indicated:

	Three Months Ended March 31,
	2022	2021
Consolidated Statement of Operations Data:
Revenue:
Event Cloud	69.2%	69.2%
Hospitality Cloud	30.8%	30.8%
Total revenue	100.0%	100.0%
Cost of revenue	40.9%	37.4%
Gross profit	59.1%	62.6%
Operating expenses:
Sales and marketing	29.2%	24.6%
Research and development	22.9%	18.5%
General and administrative	18.2%	14.3%
Intangible asset amortization, exclusive of amounts included in cost of revenue	8.8%	11.1%
Total operating expenses	79.1%	68.5%
Loss from operations	(20.0%)	(5.8%)
Interest expense	(1.9%)	(6.4%)
Amortization of deferred financial costs and debt discount	(0.2%)	(0.8%)
Other income, net	0.2%	0.2%
Loss before income taxes	(21.9%)	(12.8%)
Provision for income taxes	0.9%	1.3%
Net loss	(22.9%)	(14.1%)

Revenue

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Revenue:
Event Cloud	$94,988	$81,133	$13,855	17.1%
Hospitality Cloud	42,368	36,154	6,214	17.2%
Total revenue	$137,356	$117,287	$20,069	17.1%

Total revenue for the three months ended March 31, 2022 was $137.4 million, an increase of $20.1 million, or 17.1% compared to the three months ended March 31, 2021. Event Cloud revenue accounted for $95.0 million, or 69.2% of total revenue, and Hospitality Cloud revenue accounted for $42.4 million, or 30.8% of total revenue, for three months ended March 31, 2022.

Event Cloud revenue for the three months ended March 31, 2022 was $95.0 million, an increase of $13.9 million, or 17.1%, compared to the three months ended March 31, 2021. This increase was primarily due to in-person meetings starting to return and events and continued momentum in virtual events, which drove increases in products across the platform.

Hospitality Cloud revenue for the three months ended March 31, 2022 was $42.4 million, an increase of $6.2 million, or 17.2%, compared to the three months ended March 31, 2021. The increase was primarily due to increased demand for our advertising and software solutions driven by in-person meetings and events beginning to return.

We generate the majority of our revenue from North America. Revenue from outside North America accounted for 12.0% and 13.6% of total revenue for the three months ended March 31, 2022 and 2021, respectively. In the near-term, in absolute dollars, we expect that total revenue from outside North America will increase at the same rate as the rest of our business, and as such, we expect total revenue from outside of North America as proportion of total revenue will not substantially change.

Cost of Revenue

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Cost of revenue	$56,200	$43,845	$12,355	28.2%

Cost of revenue for the three months ended March 31, 2022 was $56.2 million, an increase of $12.4 million, or 28.2%, compared to the three months ended March 31, 2021. This increase was primarily driven by a $3.9 million increase in employee expense due to a 33.3% increase in average headcount, a $0.5 million increase in stock-based compensation, a $2.8 million increase in hosting expense and a $0.8 million decrease in wage subsidies received in 2021 pursuant to the Canada Emergency Wage Subsidy program in 2022 compared to 2021. Additionally, third-party costs related to supporting virtual, in-person, and hybrid events increased $2.1 million and credit card interchange fees related to our merchant services business increased $1.7 million, both of which were primarily driven by in-person meetings and events beginning to return.

Operating Expenses

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Sales and marketing	$40,091	$28,837	$11,254	39.0%
Research and development	31,406	21,674	9,732	44.9%
General and administrative	24,951	16,754	8,197	48.9%
Intangible asset amortization, exclusive of amounts included in cost of revenue	12,154	13,035	(881)	(6.8%)
Total operating expenses	$108,602	$80,300	$28,302	35.2%

Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 2022 were $40.1 million, an increase of $11.3 million, or 39.0%, compared to the three months ended March 31, 2021. This increase was primarily driven by a $5.6 million increase in employee expense due to a 15.0% increase in average headcount, a $2.6 million increase in stock-based compensation, a $2.5 million increase in marketing program spend, and a $0.6 million increase in travel related expense.

Research and Development. Research and development expenses for the three months ended March 31, 2022 were $31.4 million, an increase of $9.7 million, or 44.9%, compared to the three months ended March 31, 2021. This increase was primarily driven by $5.2 million increase in employee expense due to a 13.5% increase in average headcount, a $2.4 million increase in stock-based compensation and a $2.4 million decrease in wage subsidies received pursuant to the Canada Emergency Wage Subsidy program in 2022 compared to 2021.

General and Administrative. General and administrative expenses for the three months ended March 31, 2022 were $25.0 million, an increase of $8.2 million, or 48.9%, compared to the three months ended March 31, 2021. This increase was primarily driven by a $3.5 million increase in stock-based compensation, a $2.0 million increase in employee expense due to a 24.9% increase in average headcount, a $1.0 million increase in corporate insurance related to public company directors' and officers' insurance, and a $0.8 million increase in contracted services. A portion of these cost increases are related to additional costs incurred as a publicly traded company.

Intangible Asset Amortization, Exclusive of Amounts Included in Cost of Revenue. Intangible asset amortization, exclusive of amounts included in cost of revenue for the three months ended March 31, 2022 was $12.2 million, a decrease of $0.9 million, or 6.8%, compared to the three months ended March 31, 2021. This decrease was driven primarily by the scheduled decline in the amortization of intangible assets acquired in past years and no significant business acquisitions occurring in 2022.

Interest Expense

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Interest expense	$(2,592)	$(7,533)	$4,941	(65.6%)

Interest expense for the three months ended March 31, 2022 was $2.6 million, a decrease of $4.9 million, or 65.6%, compared to the three months ended March 31, 2021. This decrease was driven primarily by a significantly lower principal amount on our outstanding long-term debt. In addition, there were outstanding revolving borrowings during the three months ended March 31, 2021 incurring interest whereas there were zero outstanding borrowings during the three months ended March 31, 2022. The Revolving Credit Facility was fully repaid in April 2021.

Amortization of Deferred Financing Costs and Debt Discount

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Amortization of deferred financing costs and debt discount	$(320)	$(943)	$623	(66.1%)

Amortization of deferred financing costs and debt discount for the three months ended March 31, 2022 was $0.3 million, a decrease of $0.6 million, or 66.1%, compared to the three months ended March 31, 2021 due to the acceleration of amortization of deferred financing costs and debt discount associated with the prepayment of $500.0 million of outstanding principal indebtedness under our Term Loan Facility in December 2021.

Other Income, Net

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Other income, net	$260	$273	$(13)	(4.8%)

Other income, net for the three months ended March 31, 2022 was $0.3 million, which did not change significantly as compared to the three months ended March 31, 2021. Other income for the three months ended March 31, 2022 and 2021 consisted primarily of foreign currency gains.

Provision for Income Taxes

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Provision for income taxes	$1,291	$1,500	$(209)	(13.9%)

Provision for income taxes for the three months ended March 31, 2022 was $1.3 million, a decrease of $0.2 million, or 13.9%, compared to the three months ended March 31, 2021. The decrease primarily resulted from the recording of lower pre-tax book income in high tax foreign jurisdictions.

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

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider either in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, you should consider Adjusted EBITDA and Adjusted EBITDA margin alongside other financial performance measures, including net loss, net loss margin and our other GAAP results. In evaluating Adjusted EBITDA and Adjusted EBITDA margin, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Adjusted EBITDA and Adjusted EBITDA margin. Adjusted EBITDA and Adjusted EBITDA margin are not a presentation made in accordance with GAAP and the use of the term varies from others in our industry.

A reconciliation of Adjusted EBITDA to net loss and of Adjusted EBITDA margin to net loss margin (defined as net loss divided by revenue), the most directly comparable GAAP measure, respectively, is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Adjusted EBITDA:
Net loss	$(31,389)	$(16,561)
Adjustments
Interest expense	2,592	7,533
Amortization of deferred financing costs and debt discount	320	943
Other income, net	(260)	(273)
Provision for income taxes	1,291	1,500
Depreciation	2,038	3,084
Amortization of software development costs	15,961	15,195
Intangible asset amortization	12,154	13,035
Stock-based compensation expense	9,768	608
Restructuring expense (1)	277	254
Cost related to acquisitions (2)	187	422
Other items (3)	(180)	(3,091)
Adjusted EBITDA	$12,759	$22,649
Adjusted EBITDA Margin:
Revenue	$137,356	$117,287
Net loss margin (4)	(22.9%)	(14.1%)
Adjusted EBITDA margin (4)	9.3%	19.3%

(1)
Restructuring expense includes retention bonuses to employees of acquired entities and costs to discontinue use of a back-office system and closing of office space.
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

We believe that existing cash and cash equivalents and short-term investments held by us, cash and cash equivalents anticipated to be generated by us and borrowing capacity under our revolving line of credit are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least 12 months and beyond. We also believe that these financial resources will continue to allow us to manage the ongoing impact of COVID-19 on our business operations for the foreseeable future, including mitigating potential reductions in revenue and delays in payments from our customers and partners. Our future capital requirements will depend on several factors, including but not limited to our obligation to repay any amounts outstanding under our Credit Facilities, our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

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

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$79,924	$51,205
Net cash used in investing activities	(17,680)	(24,963)
Net cash provided by financing activities	510	(10,065)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,209)	(626)
Change in cash, cash equivalents, and restricted cash	61,545	15,551
Cash, cash equivalents, and restricted cash at beginning of year	126,629	65,470
Cash, cash equivalents, and restricted cash at end of year	$188,174	$81,021
Cash paid for interest	$2,584	$4,382

Operating Activities

Net cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the amount and timing of customer payments. Cash provided by operations in the three months ended March 31, 2022 and 2021 is primarily attributable to net loss adjusted for non-cash items. Cash provided by operations is also attributable to the change in accounts receivable and deferred revenue, which is driven by the seasonality of our business as a result of higher levels of invoicing in the first and fourth quarters and our collections process. Our cash flows from operating activities are generally reflective of our ability to invoice annual subscription fees upfront with payments due 30 days after the customer’s receipt of the invoice.

For the three months ended March 31, 2022, net cash provided by operating activities was $79.9 million, which was primarily driven by net loss adjusted for non-cash items, a $48.2 million increase in deferred revenue, and an $18.9 million decrease in accounts receivable, partially offset by a $13.6 million increase in capitalized commissions, net. For the three months ended March 31, 2021, net cash provided by operating activities was $51.2 million, which was primarily driven by net loss adjusted for non-cash items, a $35.9 million increase in deferred revenue, and an $11.2 million increase in accounts payable, partially offset by a $12.5 million increase in capitalized commissions, net, a $4.2 million increase in accounts receivable, and a $3.3 million reduction in operating lease liability.

Investing Activities

Our investing activities have consisted primarily of costs related to software developed for internal use, purchases of computer equipment and leasehold improvements, purchases and sales of short-term investments and business acquisitions. During 2021 and 2022, the impact of the pandemic lessened, and as these effects continue to lessen and when our business begins to grow again, we expect our capital expenditures and our investment activity to continue to increase.

For the three months ended March 31, 2022, net cash used in investing activities was $17.7 million, reflecting $11.9 million in capitalized software development, $4.4 million in net purchases of short-term investments and $1.4 million in purchases of property and equipment. For the three months ended March 31, 2021, net cash used in investing activities was $25.0 million, reflecting $15.2 million in net purchases of short-term investments, $8.7 million in capitalized software development and $1.0 million of purchases of property and equipment.

Financing Activities

Our financing activities have consisted primarily of proceeds from and principal payments on the Company’s Term Loan and Revolving Credit Facility and proceeds from the exercise of stock options. For the three months ended March 31, 2022, net cash provided by financing activities was $0.5 million, consisting of proceeds from the exercise of stock options. For the three months ended March 31, 2021, net cash used in financing activities was $10.1 million, consisting of $8.4 million in repayments on the Company's Revolving Credit Facility and $2.0 million of scheduled principal payments on the Company’s Term Loan Facility, partially offset by $0.3 million in proceeds from the exercise of stock options.

Commitments and Contingencies

See the information set forth in Note 12. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Indemnification Agreements

In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses related to breach of confidentiality and claims by third parties of intellectual property infringement, misappropriation or other violation. See Part I, Item 1A. “Risk Factors—We have indemnity provisions under our contracts with our customers, channel partners and other third parties, which could have a material adverse effect on our business” in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, we enter into indemnification agreements with our directors and certain officers and employees that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. There are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 2. “Summary of Significant Accounting Policies” to the condensed consolidated Financial Statements in Part I, Item 1 of this Quarterly Report and in the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021 describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency rates, although we also have some exposure due to potential changes in inflation or interest rates. We do not hold financial instruments for trading purposes.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 1A. Risk Factors.

The risks described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2022, remain current in all material respects. Those risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. If any of the identified risks or others not specified in our SEC filings materialize, our business, financial condition or results of operations could be materially adversely affected. In these circumstances, the market price of our common stock could decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index attached hereto are filed or incorporated by reference (as stated therein) as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVENT HOLDING CORP.

Date: May 9, 2022	By:	/s/ William J. Newman, III
William J. Newman, III
SVP and Chief Financial Officer