Form 10-Q
period 2022-06-30
CVENT HOLDING CORP.
filed 2022-08-04
CIK 1827075

xx

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 482,768,728 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CVENT HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$107,869	$126,526
Restricted cash	806	103
Short-term investments	15,469	538
Accounts receivable, net of allowance of $3.1 million and $4.5 million, respectively	79,124	112,251
Capitalized commission, net	23,556	25,393
Prepaid expenses and other current assets	20,328	20,376
Total current assets	247,152	285,187
Property and equipment, net	13,705	15,334
Capitalized software development costs, net	102,954	108,851
Intangible assets, net	197,404	221,371
Goodwill	1,621,865	1,617,880
Operating lease-right-of-use assets	24,212	28,370
Capitalized commission, non-current, net	22,087	22,999
Deferred tax assets, non-current	2,368	2,403
Other assets, non-current, net	6,429	3,684
Total assets	$2,238,176	$2,306,079
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$-	$-
Accounts payable	2,702	2,675
Accrued expenses and other current liabilities	73,349	79,827
Fees payable to customers	47,720	24,982
Operating lease liabilities, current	11,350	11,290
Deferred revenue	268,576	239,843
Total current liabilities	403,697	358,617
Deferred tax liabilities, non-current	16,848	16,695
Long-term debt, net	195,000	262,302
Operating lease liabilities, non-current	24,976	30,809
Other liabilities, non-current	7,909	8,200
Total liabilities	648,430	676,623
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value, 1,500,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 482,679,200 and 481,121,695 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	48	48
Additional paid-in capital	2,512,043	2,483,761
Accumulated other comprehensive loss	(7,849)	(2,746)
Accumulated deficit	(914,496)	(851,607)
Total stockholders’ equity	1,589,746	1,629,456
Total liabilities and stockholders’ equity	$2,238,176	$2,306,079

See accompanying notes to the unaudited condensed consolidated financial statements

CVENT HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$160,962	$122,814	$298,318	$240,101
Cost of revenue	65,560	45,999	121,760	89,844
Gross profit	95,402	76,815	176,558	150,257
Operating expenses:
Sales and marketing	48,826	33,070	88,917	61,907
Research and development	33,128	24,657	64,534	46,331
General and administrative	25,997	21,600	50,948	38,354
Intangible asset amortization, exclusive of amounts included in cost of revenue	12,160	12,929	24,314	25,964
Total operating expenses	120,111	92,256	228,713	172,556
Loss from operations	(24,709)	(15,441)	(52,155)	(22,299)
Interest expense	(2,605)	(7,638)	(5,197)	(15,171)
Amortization of deferred financing costs and debt discount	(257)	(941)	(577)	(1,884)
Loss on extinguishment of debt	(3,219)	-	(3,219)	-
Other income, net	624	3,998	885	4,271
Loss before income taxes	(30,166)	(20,022)	(60,263)	(35,083)
Provision for income taxes	1,334	1,825	2,625	3,325
Net loss	$(31,500)	$(21,847)	$(62,888)	$(38,408)
Other comprehensive loss:
Foreign currency translation gain/(loss)	(5,234)	276	(5,103)	(345)
Comprehensive loss	$(36,734)	$(21,571)	$(67,991)	$(38,753)
Basic and Diluted net loss per common share	$(0.07)	$(0.05)	$(0.13)	$(0.09)
Basic and Diluted weighted-average common shares outstanding	481,623,583	416,475,762	481,385,175	416,400,889

See accompanying notes to the unaudited condensed consolidated financial statements

CVENT HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Amount		Accumulated
	Shares	Amount	Additional paid-in capital	Accumulated deficit	other comprehensive income / (loss)	Total stockholders’ equity
Balance as of December 31, 2021	481,121,695	$48	$2,483,761	$(851,607)	$(2,746)	$1,629,456
Stock-based compensation expense	-	-	9,768	-	-	9,768
Net loss	-	-	-	(31,389)	-	(31,389)
Common stock issued under share-based compensation plans	144,701	-	443	-	-	443
Foreign currency translation loss	-	-	-	-	131	131
Balance as of March 31, 2022	481,266,396	$48	$2,493,972	$(882,996)	$(2,615)	$1,608,409
Stock-based compensation expense	-	-	17,440	-	-	17,440
Net loss	-	-	-	(31,500)	-	(31,500)
Common stock issued under share-based compensation plans	1,412,804	-	631	-	-	631
Foreign currency translation loss	-	-	-	-	(5,234)	(5,234)
Balance as of June 30, 2022	482,679,200	$48	$2,512,043	$(914,496)	$(7,849)	$1,589,746

	Common Stock		Amount		Accumulated
	Shares	Amount	Additional paid-in capital	Accumulated deficit	other comprehensive income / (loss)	Total stockholders’ equity
Balance as of December 31, 2020	416,303,325	$42	$1,936,406	$(765,528)	$(69)	$1,170,851
Stock-based compensation expense	-	-	608	-	-	608
Net loss	-	-	-	(16,561)	-	(16,561)
Common stock issued under share-based compensation plans	221,001	-	319	-	-	319
Common stock repurchased	(123,435)	-	(122)	-	-	(122)
Foreign currency translation loss	-	-	-	-	(621)	(621)
Balance as of March 31, 2021	416,400,891	$42	$1,937,211	$(782,089)	$(690)	$1,154,474
Stock-based compensation expense	-	-	7,815	-	-	7,815
Net loss	-	-	-	(21,847)	-	(21,847)
Common stock issued under share-based compensation plans	82,137	-	200	-	-	200
Foreign currency translation loss	-	-	-	-	276	276
Balance as of June 30, 2021	416,483,028	$42	$1,945,226	$(803,936)	$(414)	$1,140,918

See accompanying notes to the unaudited condensed consolidated financial statements

CVENT HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(62,888)	$(38,408)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61,001	62,341
Amortization of the right-of-use assets	3,956	4,849
Allowance for expected credit losses, net	53	1,118
Amortization of deferred financing costs and debt discount	577	1,884
Amortization of capitalized commission	15,825	14,206
Unrealized foreign currency transaction loss	534	24
Loss on extinguishment of debt	3,219	—
Stock-based compensation	26,720	8,423
Change in deferred taxes	17	845
Change in operating assets and liabilities, net of business combinations:
Accounts receivable	32,590	34,130
Prepaid expenses and other assets	(314)	(5,774)
Capitalized commission, net	(20,579)	(19,114)
Accounts payable, accrued expenses and other liabilities	23,925	4,211
Operating lease liability	(5,571)	(6,484)
Deferred revenue	28,583	33,347
Net cash provided by operating activities	107,648	95,598
Investing activities:
Purchase of property and equipment	(2,696)	(1,982)
Capitalized software development costs	(25,002)	(19,449)
Purchase of short-term investments	(42,370)	(31,399)
Maturities of short-term investments	27,439	19,325
Acquisitions, net of cash acquired	(4,470)	(14,769)
Net cash used in investing activities	(47,099)	(48,274)
Financing activities:
Principal repayments on first lien term loan	(265,696)	(3,967)
Principal repayments of revolving credit facility	(70,000)	(13,400)
Proceeds from revolving credit facility	265,000	—
Payment of debt issuance costs	(3,141)	—
Proceeds from exercise of stock options	1,174	522
Repurchase of common stock	—	(57)
Payments of tax withholdings on vesting of restricted stock units	(31)	—
Net cash used in financing activities	(72,694)	(16,902)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,809)	(744)
Change in cash, cash equivalents, and restricted cash	(17,954)	29,678
Cash, cash equivalents, and restricted cash, beginning of period	126,629	65,470
Cash, cash equivalents, and restricted cash, end of period	$108,675	$95,148
Supplemental cash flow information:
Interest paid	$5,177	$15,181
Income taxes paid	$3,735	$3,479
Supplemental disclosure of non-cash investing and financing activities:
Outstanding payments for purchase of property and equipment at period end	$450	$394
Outstanding payments for capitalized software development costs at period end	$1,051	$845

See accompanying notes to the unaudited condensed consolidated financial statements

CVENT HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

Cvent Holding Corp. (together with its subsidiaries, the “Company”) is the indirect parent company of Cvent, Inc. (“Cvent”).

The Company provides a cloud-based enterprise event marketing and management platform with solutions for both sides of the meetings and events value ecosystem: (i) for marketers and meeting and event planners, through its Event Cloud offering and (ii) for hoteliers and venues, through its Hospitality Cloud. The Company’s integrated event marketing and management platform powers the event lifecycle by enabling marketers and event planners to automate and streamline the process of creating, promoting, managing, and measuring events for organizations of all sizes. Cvent solutions empower customers to deliver and maximize live engagement across their event programs helping to forge deeper relationships with attendees, build brand advocacy and increase demand for their products and services. It also helps organizations more efficiently manage critical event processes, control spend and reduce meetings costs. The Company’s Hospitality Cloud provides hoteliers and venues with an integrated platform that enables properties to increase group and business transient revenue through a combination of cloud-based software products and targeted advertising to organizations that run events while they are in the process of sourcing their events. Hospitality Cloud solutions also improve purchasing intelligence through innovative demand management and business intelligence. By connecting event organizers to venues, the Company powers an entire ecosystem that increases Cvent’s “stickiness” and drives sales of our software offerings across our Event and Hospitality Cloud businesses.

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

COVID-19

In order to better enable the Company to weather the extraordinary business challenges brought about by the global COVID-19 pandemic, protect the safety and welfare of its employees and itself financially, maintain cash reserves, and ensure its long-term solvency, the Company instituted certain temporary measures during 2020 that continued into 2021. These measures, which included restructuring actions to manage costs and headcount, provided the Company the financial flexibility the Company believes were needed to manage a wide array of outcomes that could have resulted from the pandemic. These temporary measures were discontinued during the second half of 2021.

The global COVID-19 pandemic has created, and may continue to create, significant uncertainty in macroeconomic conditions, including inflation, changes in interest rates, supply chain disruptions and labor shortages, which, in turn, could decrease overall economic activity or cause a recession in the United States or in the global economy. The extent of the impact of the ongoing presence of COVID-19 and these macroeconomic conditions on the Company’s operational and financial performance is uncertain and will depend on political, social, economic and regulatory factors that are outside of the Company's control, including but not limited to the incidence and severity of additional virus variants and actions that may be taken by regulators and businesses (including our customers) in response to the pandemic and these macroeconomic conditions. The Company considered the impact of COVID-19 and the current economic environment on the estimates and assumptions and determined that there were no material adverse impacts on the unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022. As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the financial position as of June 30, 2022, the results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The condensed consolidated balance sheet at December 31, 2021 was derived from audited annual financial statements and does not contain all of the footnote disclosures from the annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Restricted Cash

Restricted cash represents amounts required to be held as collateral in a money market account for treasury management service agreements as well as payroll deductions from employees associated with the 2021 Employee Stock Purchase Plan (see Note 10). The Company held $0.8 million and $0.1 million of restricted cash as of June 30, 2022 and December 31, 2021 respectively.

The following table presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s condensed consolidated balance sheets (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$107,869	$126,526
Restricted cash	806	103
Cash, cash equivalents, and restricted cash	$108,675	$126,629

Revenue Recognition

The Company derives revenue from two primary sources: Event Cloud subscription-based solutions and Hospitality Cloud marketing and subscription-based solutions. Subscription services revenue consists primarily of fees to provide the Company’s customers with access to its cloud-based platform. Subscription service contracts do not provide customers with the right to take possession of the software, are non-cancellable, and do not contain rights of return. Hospitality Cloud marketing solutions primarily relate to digital advertising on the Company’s hosted venue sourcing networks. Revenue is recognized when control of these services is transferred to a customer. A time-elapsed method is used to measure progress for subscription contracts because control is transferred evenly over the contract term. For the six months ended June 30, 2022, the Company recognized approximately 81.1% of its revenue from services transferred to the customer over time, with the remaining 18.9% of revenue recognized at a point in time upon delivery, generally when an event occurred. The Company’s services are generally provided under annual and multi-year contracts with invoicing occurring in annual or quarterly installments at the beginning of each year or quarter, as applicable, in the contract period. Revenue is presented net of sales and other taxes the Company collects on behalf of governmental authorities.

Certain contracts may include multiple distinct performance obligations which may consist of some or all of subscription services, marketing packages, and professional services. When an arrangement includes multiple performance obligations relating to SaaS subscriptions, which are concurrently delivered and have the same pattern of transfer to the customer (the services transfer to the customer ratably over the contract period), the entire contract value is recognized on a straight-line basis over the contract term. When an arrangement includes multiple performance obligations that do not have the same pattern of transfer to the customer, revenue is recognized at each performance obligation’s respective standalone selling price (“SSP”) when the performance obligations are satisfied. The SSP is the price at which the Company would sell a promised good or service separately to a customer. The Company estimates SSP based on internal margin analysis, competitor data, and other industry standards for SaaS-based companies.

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

Property and equipment outside North America geographic locations represented 33.1% and 33.4% of total property and equipment, net as of June 30, 2022 and December 31, 2021, respectively, and are located primarily in India. The composition of the Company’s property and equipment between North America and locations outside of North America is set forth below (in thousands):

	June 30, 2022	December 31, 2021
North America	$9,174	$10,205
Outside North America	4,531	5,129
Total	$13,705	$15,334

Net Loss per Share of Common Stock

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings per share adjusts basic earnings per share for the potentially dilutive impact of stock options. As the Company has reported losses for all periods presented, all potentially dilutive securities, including stock options, are antidilutive and accordingly not considered, therefore basic net loss per share equals diluted net loss per share.

For the three and six months ended June 30, 2022 and 2021, 54,578,848 and 51,819,810 stock options, respectively, were excluded from the computation of diluted net loss per share of common stock because including them would have been antidilutive.

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 will require companies to apply the definition of a performance obligation under Accounting Standards Codification (“ASC”) Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2021-08 on January 1, 2022 and will apply the provisions on a prospective basis. The adoption of ASU 2021-08 had no impact on our operating results for the three and six months ended June 30, 2022.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). ASU 2021-10 requires additional disclosures regarding the nature of government assistance, the related accounting policy used to account for assistance, the affected line items and applicable amounts within the consolidated financial position and results of operations, and significant terms and conditions related to the assistance. Government assistance within the scope of ASC Topic 832 includes assistance that is administered by domestic, foreign, local, state, national governments, as well as departments, independent agencies and intergovernmental organizations. The updated guidance increases transparency of government assistance including 1) the type of assistance, 2) the entity's accounting for assistance, and 3) the effect of assistance on the entity's financial statements. The Company adopted ASU 2021-10 on January 1, 2022 and will apply the provisions on a prospective basis. During the three and six months ended June 30, 2022, the Company received $1.2 million and $1.7 million, respectively, in government wage and rent subsidies, which are recorded as contra-expenses included in our cost of revenue and operating expenses on our unaudited interim condensed consolidated statement of operations and comprehensive loss.

3. Revenue

Disaggregation of Revenue

The Company derives revenue from two primary sources: Event Cloud subscription-based solutions and Hospitality Cloud marketing and subscription-based solutions. They are principally generated from North America, which comprises the United States and Canada, with Canada representing and 2.3% and 2.6% of total revenue for each of the three months ended June 30, 2022 and 2021 respectively 2.3% and 2.5% of total revenue for each of the six months ended June 30, 2022 and 2021, respectively. Revenue from sources outside North America represented 11.4% and 13.3% of total revenue for the three months ended June 30, 2022 and 2021, respectively, and 11.7% and 13.5% of total revenue for the six months ended June 30, 2022 and 2021, respectively. The Company’s disaggregation of revenue by primary geographic region is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
North America	$142,683	$106,465	$263,506	$207,747
Outside North America	18,279	16,349	34,812	32,354
Revenue	$160,962	$122,814	$298,318	$240,101

The Company’s disaggregation of revenue by major business activity is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Event Cloud	$112,634	$85,590	$207,621	$166,723
Hospitality Cloud	48,328	37,224	90,697	73,378
Revenue	$160,962	$122,814	$298,318	$240,101

Deferred Revenue

Deferred revenue represents billings under signed contracts before the related products or services are transferred to customers. The portion of deferred revenue that is expected to be recognized as revenue during the subsequent 12-month period is recorded as deferred revenue in current liabilities and the remaining portion is recorded as other liabilities, non-current, which is not material. Deferred revenue was $268.6 million and $239.8 million as of June 30, 2022 and December 31, 2021, respectively. During the three and six months ended June 30, 2022, the Company recognized $79.3 million and $178.1 million of revenue, respectively, that was included in the deferred revenue balance at the beginning of 2022.

Remaining Performance Obligations

For multiple-year agreements for either Event Cloud or Hospitality Cloud, we typically invoice the amount for the first year of the contract at signing followed by subsequent annual invoices at the anniversary of each year. Since we bill most of our customers in advance, there can be amounts that contractually we are not yet able to invoice. Until such time as these amounts are invoiced or recognized in revenue, they are considered by us to be unbilled contract value, and together with deferred revenue, remaining performance obligations. As of June 30, 2022 and December 31, 2021, our total current deferred revenue was $268.6 million and $239.8 million, respectively, which amount does not include unbilled contract value for contracts of approximately $516.4 million and $573.4 million, respectively. We expect that the amount of unbilled contract value relative to the total value of our contracts will change from year to year for several reasons, including the amount of cash collected early in the contract term, the specific timing and duration of customer agreements, varying invoicing cycles of agreements, the specific timing of customer renewals, changes in customer financial circumstances and foreign currency fluctuations. We expect to recognize 69.9% of our remaining performance obligations as revenue over the subsequent 24 months, and the remainder thereafter.

Sales Commission

The current portion of capitalized commissions, net was $23.6 million and $25.4 million as of June 30, 2022 and December 31, 2021, respectively. The noncurrent portion of capitalized commissions, net was $22.1 million and $23.0 million as of June 30, 2022 and December 31, 2021, respectively. During the three months ended June 30, 2022 and 2021, $7.9 million and $6.9 million of capitalized commissions, respectively, were amortized to sales and marketing expense in the accompanying condensed consolidated statements of operations and comprehensive loss. For six months ended June 30, 2022 and 2021, $15.8 million and $14.2 million, respectively, of capitalized commissions were amortized to sales and marketing expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

Allowance for Expected Credit Losses

The change in the Company’s allowance for expected credit losses is as follows (in thousands):

	June 30, 2022	December 31, 2021
Allowance for expected credit losses, beginning of period	$4,547	$3,287
Credit loss expense	53	8,316
Write-offs and adjustments	(1,507)	(7,056)
Allowance for expected credit losses, end of period	$3,093	$4,547

4. Business Combinations

During the quarter ended June 30, 2022, we completed a business combination which was not material to our consolidated financial statements. The Company has included the financial results of this business combination in the condensed consolidated financial statements from the respective date of acquisition, which were not material.

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

The fair values of intangible assets were primarily determined through discounted cash flow analyses. Trademarks represent the estimated fair value of Shoflo’s existing trademarks. Developed technology represents the estimated fair value of Shoflo’s developed studio production tools. The following table summarizes the identifiable intangible assets acquired as of the acquisition date and their useful lives (in thousands, except for useful life):

	Fair value	Useful life
	acquired	(years)
Trademarks	$401	2
Developed technology	4,933	3
Total intangible assets	$5,334

The intangible asset is deductible for tax purposes; accordingly, no deferred tax asset or liability been established for the identified intangible asset.

Acquisition-related costs of $0.7 million, including transaction costs such as legal and accounting fees, were expensed as incurred and have been included in the general and administrative expenses in the consolidated statements of operations.

The financial results of Shoflo are included in the Company’s consolidated financial statements from the date of acquisition. The Shoflo acquisition did not have a material impact on the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021.

Pro forma revenue and earnings amounts on a combined basis have not been presented as they are not material to the Company's pre-acquisition consolidated financial statements.

5. Property and Equipment

Property and equipment are summarized as follows (in thousands):

	June 30,	December 31,
	2022	2021
Computer equipment, purchased software and software developed for internal-use	$21,956	$22,517
Leasehold improvements	22,416	22,747
Furniture and equipment	8,874	9,087
Rentable onsite solutions equipment	6,972	6,324
Other	106	511
Property and equipment, gross	60,324	61,186
Less accumulated depreciation	(46,619)	(45,852)
Property and equipment, net	$13,705	$15,334

Depreciation of property and equipment was $1.9 million and $2.9 million during the three months ended June 30, 2022 and 2021, respectively, and $3.9 million and $6.0 million during the six months ended June 30, 2022 and 2021, respectively.

6. Capitalized Software Development Costs

Capitalized software for the Company’s software platforms was developed either internally or was acquired through acquisitions. Capitalized software development costs and acquired software technology are summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
Capitalized software development costs, gross	$416,649	$385,384
Less, accumulated depreciation	(313,695)	(276,533)
Capitalized software development costs, net	$102,954	$108,851

Amortization of capitalized software development costs, recorded as cost of revenue, was $16.8 million and $15.2 million during the three months ended June 30, 2022 and 2021, respectively, and $32.7 million and $30.4 million during the six months ended June 30, 2022 and 2021, respectively.

7. Goodwill and Intangible Assets

The change in carrying amount of goodwill is summarized as follows (in thousands):

Goodwill as of January 1, 2022	$1,617,880
Foreign currency translation adjustments	(53)
Addition from acquisition	4,038
Goodwill as of June 30, 2022	$1,621,865

Intangible assets are amortized based on a pattern in which the asset’s economic benefits are consumed, or if not reliably determined, amortized on a straight-line basis over their estimated useful lives between two and fifteen years.

Intangible assets consisted of the following as of June 30, 2022 (in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-average remaining life (in years)
Customer relationships	$438,217	$(276,923)	$161,294	3.9 years
Trademarks	96,969	(60,921)	36,048	3.6 years
Non-compete agreements	588	(588)	-
Intangible assets subject to amortization	535,774	(338,432)	197,342
Indefinite-lived assets	62	-	62
Intangible assets, net	$535,836	$(338,432)	$197,404

Intangible assets consisted of the following as of December 31, 2021 (in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-average remaining life (in years)
Customer relationships	$438,002	$(256,885)	$181,117	4.6 years
Trademarks	96,902	(56,710)	40,192	4.2 years
Non-compete agreements	588	(588)	-
Intangible assets subject to amortization	535,492	(314,183)	221,309
Indefinite-lived assets	62	-	62
Intangible assets, net	$535,554	$(314,183)	$221,371

The total amount of amortization expense related to intangible assets, recorded as intangible asset amortization, exclusive of amounts included in cost of revenue, was $12.2 million and $12.9 million during the three months ended June 30, 2022 and 2021, respectively. The total amount of amortization expense related to intangible assets, recorded as intangible asset amortization, exclusive of amounts included in cost of revenue, was $24.3 million and $26.0 million during the six months ended June 30, 2022 and 2021, respectively. The intangible asset balance remaining as of June 30, 2022 will be amortized into expense in future years as follows (in thousands):

2022 (remaining six months)	$24,341
2023	46,770
2024	45,215
2025	39,372
2026	35,591
2027 and thereafter	6,053
Total amortization expense related to acquired intangible assets	$197,342

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of accrued compensation, such as bonuses, commissions, and payroll taxes, sales and other tax liabilities. The following table summarizes the Company’s accrued expenses and other current liabilities as of the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation	$43,310	$49,015
Sales and other tax liabilities	9,643	10,774
Other	20,396	20,038
Accrued expenses and other current liabilities	$73,349	$79,827

9. Income Taxes

The effective tax rate for the three months ended June 30, 2022 and 2021 was (4.42%) and (9.06%), respectively. The effective tax rate for the six months ended June 30, 2022 and 2021 was (4.36%) and (9.48%), respectively. The difference between the Company’s effective tax rates for the 2022 and 2021 periods and the U.S. statutory tax rate of 21% related primarily to U.S. taxes on foreign earnings, foreign tax rate differentials, and valuation allowance.

The Company evaluates its tax positions on a quarterly basis. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three and six months ended June 30, 2022 and 2021.

10. Stockholders’ Equity

The Company’s Certificate of Incorporation authorizes 1,500,000,000 shares of common stock and 1,000,000 of preferred stock, each $0.0001 par value per share. As of June 30, 2022 and December 31, 2021, 482,679,200 and 481,121,695 shares of common stock were outstanding, respectively, and no shares of preferred stock were outstanding. The holders of the common stock are entitled to dividends only when declared by the Board of Directors ratably on a per share basis. Each share of common stock has one vote under the Company’s Certificate of Incorporation.

Stock-based Compensation

The weighted-average assumptions used in the valuation of stock option awards granted under the Black-Scholes model are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dividend yield	N/A	0.0%	0.0%	0.0%
Volatility	N/A	45.45%	45.30%	45.29%
Expected term (years)	N/A	5.88	5.92	5.89
Risk-free interest rate	N/A	1.32%	1.85%	1.85%

Stock Option Activity Rollforward

Stock options	Number of shares subject to option	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)	Unrecognized compensation expense (in thousands)
Balance as of January 1, 2022	51,646,456	$4.13	6.29	$208,614	$40,337
Granted	4,129,380	8.05
Exercised	(140,970)	3.80
Forfeited	(280,330)	5.07
Expired	-	-
Balance as of March 31, 2022	55,354,536	$4.42	6.32	$153,377	$47,586
Granted	-	-
Exercised	(118,181)	3.85
Forfeited	(657,507)	5.06
Expired	-	-
Balance as of June 30, 2022	54,578,848	$4.41	5.71	$33,055	$36,727
Vested and exercisable as of January 1, 2022	43,842,127	$3.71	5.47	$195,710	$-
Vested and exercisable as of June 30, 2022	39,600,414	$3.85	4.49	$33,055	$-

During the three months ended June 30, 2022, the Company did not grant any stock options, and during the six months ended June 30, 2022, the Company granted 4,129,380 stock options.

The weighted-average grant date fair value of options granted during the six months ended June 30, 2022 was $8.05 per share.

The total intrinsic value of options that were exercised during the three and six months ended June 30, 2022 was $0.2 million and $0.7 million, respectively. During the six months ended June 30, 2022, 259,151 options were exercised.

As of June 30, 2022, the $36.7 million in unrecognized compensation cost related to stock options will be recognized over a weighted-average period of 1.43 years.

Restricted Stock Units

During the six months ended June 30, 2022, the Company granted 15,912,056 service-based restricted stock units (“RSUs”), 1,302,856 of which had vested as of June 30, 2022. The outstanding RSUs vest on various dates through May 2026 as measured from the grant date.

As of June 30, 2022, $106.1 million in unrecognized compensation cost related to restricted stock units will be recognized over a weighted-average period of 2.08 years.

Stock-based Compensation Expense

Stock-based compensation expense for equity and liability classified awards is recognized using the straight-line attribution method. In addition, the Company ensures that it has fully recognized expense for at least the option and RSU tranches that have fully vested in the period in which they vest.

Stock-based compensation expense is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$1,934	$435	$2,524	$494
Sales and marketing	6,181	2,458	9,161	2,793
Research and development	3,922	1,997	6,509	2,138
General and administrative	4,915	2,925	8,526	2,998
Total stock-based compensation	$16,952	$7,815	$26,720	$8,423

2021 Employee Stock Purchase Plan

The Cvent Holding Corp. 2021 Employee Stock Purchase Plan (the “ESPP”) permits employees to purchase common stock through payroll deductions during biannual offering periods, or during such other offering periods as the Board of Directors may determine. Participants may authorize payroll deductions of a specific percentage of compensation not to exceed 15%, with such deductions being accumulated for biannual purchase periods beginning on the first business day of each offering period and ending on the last business day of each offering period.

Under the terms of the ESPP, the purchase price per share will equal 85% of the fair market value of a share of common stock on the first day of an offering period or the last date of an offering period, whichever is lower, although the Board of Directors has discretion to change the purchase price with respect to future offering periods. An employee may not purchase more than $25,000 of stock during any calendar year. Payroll deductions from employees related to the ESPP are classified as restricted cash on the condensed consolidated balance sheets.

At June 30, 2022, there were 11,500,000 shares available for issuance under the ESPP. The first ESPP offering period began on June 1, 2022, and $0.7 million in contributions were made by employees during the three and six months ended June 30, 2022. As of June 30, 2022, the Company had $1.3 million of unrecognized compensation cost related to the offering period beginning on June 1, 2022. The purchase date for the current offering period is November 30, 2022.

2017 Long-Term Incentive Plan

The Company recorded no expense for outstanding cash bonus awards previously granted under the 2017 Long-Term Incentive Plan (the “2017 LTI Plan”) during the three and six months ended June 30, 2022 and 2021 because the incentive remains unvested and the Company is liable to make the 2017 LTI Plan cash bonus payments only upon a sale of the Company, or other Qualified Event, as defined in the 2017 LTI Plan, which is not currently determined to be probable. On February 28, 2022, the Compensation and Nominating Committee of the Board of Directors approved a program that allowed employees to convert their awards (the “Legacy Cvent LTIP Awards”) granted under the 2017 LTI Plan to an aggregate of approximately 3.7 million RSUs in exchange for cancellation of such employees’ outstanding Legacy Cvent LTIP Awards. The RSUs are subject to varying vesting periods ranging from April 2022 to October 2024. The RSUs were granted effective as of April 15, 2022 to employees who elected to participate in such exchange. Substantially all of the Company's employees who held Legacy Cvent LTIP Awards have participated in the exchange.

11. Debt

The outstanding principal amount and related unamortized debt issuance costs, net, are summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
Term Loan Facility	$—	$265,696
Senior Secured Revolving Credit Facility	195,000	—
Less: original issue discount	—	(438)
Less: unamortized deferred financing costs	(3,080)	(2,956)
Total principal amount and related unamortized debt issuance costs, net	$191,920	$262,302

a) Senior Secured Revolving Credit Facility

On May 27, 2022, Cvent, as borrower, entered into a new five-year $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to the Credit Agreement, dated as of May 27, 2022, by and among Cvent, Holdings (as defined below) and the other loan parties party thereto, the lenders party thereto, and PNC Bank, National Association, as administrative agent (the “New Credit Agreement”).

A portion of the Revolving Credit Facility, not to exceed $35.0 million, will be available for the issuance of letters of credit, and Cvent has the option to increase borrowing capacity under the Revolving Credit Facility or to incur incremental term loans, subject to certain provisions outlined in the New Credit Agreement. The Revolving Credit Facility has a maturity date of May 27, 2027.

At closing, Cvent borrowed $265.0 million under the Revolving Credit Facility. The borrowings were used, together with cash on hand of Cvent, to repay all outstanding obligations under the Amended and Restated Credit Agreement, dated as of November 30, 2017 (the “Prior Credit Agreement”), including aggregate principal and accrued interest under the Term Loan Facility (as defined below), and to pay certain costs and fees associated with the closing of the New Credit Agreement. The Prior Credit Agreement was terminated as a result of the repayment. Additionally, the Company capitalized approximately $3.1 million in deferred financing costs which will be amortized on a straight-line basis through the maturity date. Borrowings under the Revolving Credit Facility bear interest based on a net leverage ratio using the secured overnight financing rate (“SOFR”), as outlined in the New Credit Agreement. The interest rate on outstanding borrowings under the Revolving Credit Facility was 3.08% as of June 30, 2022. The carrying value of variable rate debt approximates fair value due to the short-term nature of the Company's interest rate elections.

The Revolving Credit Facility includes a maximum total net leverage ratio covenant set at 4.00:1.00; provided that following the consummation of a qualified acquisition, Cvent may elect to increase the total net leverage ratio to 4.50:1:00 for the fiscal quarter in which such qualified acquisition was consummated and for the next three consecutive fiscal quarters thereafter. Such step ups in connection with qualified acquisitions are limited to two times during the term of the Revolving Credit Facility.

All obligations under the New Credit Agreement are unconditionally guaranteed by Papay Holdco, LLC, Cvent’s direct holding company (“Holdings”), and certain of its U.S. subsidiaries. The obligations under the New Credit Agreement are secured by a first priority security interest in substantially all assets of Cvent and the guarantors.

The New Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The affirmative and negative covenants limit the ability of Holdings, Cvent and Cvent’s restricted subsidiaries to, among other things: incur additional debt or issue preferred stock; create liens; create restrictions on Cvent’s subsidiaries’ ability to make payments to Cvent or its direct or indirect holding companies; pay dividends and make other distributions in respect of Holdings’, Cvent’s and its restricted subsidiaries’ capital stock; redeem or repurchase Holdings’, Cvent’s and its restricted subsidiaries’ capital stock or prepay subordinated indebtedness; make certain investments or certain other restricted payments; guarantee indebtedness; designate unrestricted subsidiaries; sell certain kinds of assets; enter into certain types of transactions with affiliates; and effect mergers or consolidations. These covenants are subject to certain exceptions and qualifications set forth in the New Credit Agreement.

As of June 30, 2022, the Company had $195.0 million outstanding borrowings under the Revolving Credit Facility. The Company had $305.0 million available for borrowing under the Revolving Credit Facility based on the outstanding balance as of June 30, 2022.

b) Term Loan Facility

As of January 1, 2022, the Company had an outstanding balance of $265.7 million on the Company's variable rate first lien loan, (the “Term Loan Facility”) under the Prior Credit Agreement. The Term Loan Facility had a scheduled maturity date of November 30, 2024. As noted above, in May 2022, the Company used proceeds from the Revolving Credit Facility, together with cash on hand, to repay all outstanding obligations under the Term Loan Facility. As a result, the Company recognized loss on extinguishment of debt related to unamortized debt issuance costs presented on the condensed consolidated statement of operations, of $3.2 million for both the three and six months ended June 30, 2022.

12. Leases

The Company enters into lease arrangements for office facilities under non-cancellable operating leases with various expiration dates.

As of June 30, 2022, the Company’s right-of-use (“ROU”) assets and total operating lease liabilities were $24.2 million and $36.3 million, respectively. As of December 31, 2021, the Company’s ROU assets and total operating lease liabilities were $28.4 million and $42.1 million, respectively. During the three months ended June 30, 2022 and 2021, $0.2 million and no ROU assets, respectively, were obtained in exchange for new operating lease liabilities. During the six months ended June 30, 2022 and 2021, $0.2 million and less than $0.1 million of ROU assets, respectively, were obtained in exchange for new operating lease liabilities.

During July 2022, the Company entered into an agreement to sublease a floor of its headquarters to a third party beginning on November 1, 2022 through July 25, 2025.

13. Commitments and Contingencies

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

b) Purchase Commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting, technology operations and data services. Total non-cancellable purchase commitments as of June 30, 2022 were approximately $61.3 million expiring at various dates through 2026.

14. Related-Party Transactions

The Company incurred less than $0.1 million for consulting fees from Vista Equity Partners Management, LLC (“Vista”) for both the three and six months ended June 30, 2022 and 2021, which are recorded in general and administrative expenses. As of June 30, 2022 and December 31, 2021, less than $0.1 million was included in accrued expenses in the condensed consolidated balance sheet.

The Company also entered into transactions during the six months ended June 30, 2022 and 2021 to sell services to other Vista controlled entities. The Company recognized $0.9 million and $0.2 million in revenue related to these transactions for the three months ended June 30, 2022 and 2021, respectively. The Company recognized $1.2 million and $0.3 million in revenue related to these transactions for the six months ended June 30, 2022 and 2021, respectively. Cvent also purchased software subscription and other services from Vista affiliates. The Company recognized $0.5 million in expenses related to these transactions for both the three months ended June 30, 2022 and 2021 and $1.1 million and $0.9 million in expenses related to these transactions for the six months ended June 30, 2022 and 2021, respectively.

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

In this Quarterly Report, the terms the “Company,” “we,” “us,” and “our” refer to Cvent Holding Corp. and its subsidiaries, unless the context indicates otherwise.

These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:

•
the impact on the Company’s operations and financial condition from the effects of the current COVID-19 pandemic;
•
the Company’s ability to attract and retain new customers;
•
the Company’s ability to maintain and expand relationships with hotels and venues;
•
the impact of a data breach or other security incident involving the Company or its customers’ confidential or personal information stored in our or our third-party service providers’ systems;
•
risks associated with indemnity provisions in some of the Company’s agreements;
•
the competitiveness of the market in which the Company operates;
•
the impact of a disruption of the Company’s operations, infrastructure or systems, or disruption of the operations, infrastructure or systems of the third parties on which the Company relies;
•
the Company’s ability to sell additional solutions to its customers;
•
the Company’s ability to maintain access to third-party licenses;
•
the Company’s ability to comply with its obligations under license or technology agreements with third parties;
•
the Company’s ability to manage its growth effectively;
•
the Company’s ability to expand its sales force;
•
risks and uncertainties associated with potential and completed acquisitions and divestitures;
•
the Company’s ability to operate offices located outside of the United States, including India;
•
the impact of declines or disruptions in the demand for events and meetings;
•
risks associated with the Company’s reliance on third-party mobile application platforms such as the Apple App Store and the Google Play Store to distribute its mobile applications;
•
the Company’s history of losses and ability to achieve profitability in the future;
•
the Company’s ability to develop, introduce and market new and enhanced versions of its solutions to meet customer needs and expectations;
•
the impact of the Company’s lengthy and unpredictable sales cycle;
•
the Company’s ability to retain, hire and integrate skilled personnel, including its senior management team;
•
the Company’s ability to fund its research and development efforts;
•
the seasonality of the Company’s sales and customer growth;

•
the Company’s ability to offer high-quality customer support;
•
the impact of contractual disputes with the Company’s customers;
•
the impact of any significant reduction in spending by advertisers on the Company’s platforms;
•
the Company’s ability to maintain, enhance and protect its brand;
•
the impact of delays in product and service development, including delays beyond the Company’s control;
•
the Company’s ability to maintain and develop the compatibility of its solutions with third-party applications;
•
risks related to incorrect or improper use of the Company’s solutions or its failure to properly train customers on how to utilize its solutions;
•
the impact of the Company’s reliance on data provided by third parties;
•
risks associated with privacy concerns and end users’ acceptance of Internet behavior tracking;
•
the Company’s ability to maintain its corporate culture as it grows;
•
the Company’s ability to comply with legal requirements, contractual obligations and industry standards relating to security, data protection and privacy;
•
the Company’s ability to comply with the rules and regulations adopted by the payment card networks;
•
the Company’s ability to obtain, maintain, protect and enforce its intellectual property and proprietary rights;
•
risks associated with lawsuits by third parties for alleged infringement, misappropriation or other violation of their intellectual property and proprietary rights;
•
risks associated with the Company’s use of open source software in certain of its solutions;
•
risks associated with changes in tax laws;
•
the impact of third-party claims, including by governmental bodies, regarding the content and advertising distributed by the Company’s customers through its service;
•
risks associated with changes in financial accounting standards;
•
risks associated with fluctuations in currency exchange rates;
•
the Company’s ability to raise additional capital or generate cash flows necessary to expand its operations and invest in new technologies in the future;
•
the Company’s ability to develop and maintain proper and effective internal control over financial reporting;
•
changes in applicable laws or regulations;
•
the ability of the Company to expand or maintain its existing customer base;
•
the effect of global economic conditions or political transitions on the Company’s customers and their ability to continue to purchase the Company's products;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company was founded in 1999 in the Washington, D.C. metro area as a provider of event registration software to meeting and event organizers. Since that time, we have continually innovated to develop a comprehensive platform of event marketing and management solutions and hospitality solutions. We believe that since inception, we have demonstrated an entrepreneurial spirit, culture of teamwork and sense of resilience, particularly in moments of crisis. This is best evidenced by the Company’s continued progress and innovation in the midst of challenges like the recessions of 2001 and 2008 and the global COVID-19 pandemic.

The Company is a leading cloud-based platform of enterprise event marketing and management and hospitality solutions. We power the marketing and management of meetings and events through our Event Cloud and Hospitality Cloud solutions. Our Event Cloud consists of tools to enable event organizers to manage the entire event lifecycle and deliver engaging experiences across every type of event and all event delivery models: in-person, virtual and hybrid. Event Cloud serves as the system of record for event and engagement data collected across an organization’s total event program, which comprises every internal and external event an organization hosts or attends (“Total Event Program”). Our Hospitality Cloud offers a marketplace that connects event organizers looking for the appropriate event space for their in-person and hybrid events with hoteliers and venue operators through a vertical search engine built on our proprietary database of detailed event space information. In addition, our Hospitality Cloud provides marketing and software solutions that hotels and venues leverage to digitally showcase their event space to attract valuable leads and grow their businesses. This combination of the Cvent Event Cloud and Hospitality Cloud results in a cohesive platform that we believe generates powerful network effects and attracts more event organizers and hotels and venues.

Impact of COVID-19

The global COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, including inflation, changes in interest rates, supply chain disruptions and labor shortages, which, in turn, could decrease overall economic activity or cause a recession in the U.S. or in the global economy. COVID-19 and these macroeconomic conditions significantly impacted our ability to sign new clients, and to upsell to and renew contracts with our existing clients, starting in March 2020. Our customer count declined 7.5% as of June 30, 2022 as compared to June 30, 2021. The extent to which the ongoing presence of COVID-19 and these macroeconomic conditions will affect our business is uncertain and will depend on political, social, economic and regulatory forces that are outside of the Company's control, including but not limited to the incidence and severity of additional virus variants and actions that may be taken by regulators and businesses (including our customers) in response to the pandemic and these macroeconomic conditions. See also Part I. Item 1A. “Risk Factors — The effects of the global COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain” in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information.

Key Business Metric

In addition to our financial information determined in accordance with generally accepted accounting principles in the U.S. (“GAAP”), we review the following key business metric to measure our performance, identify trends, formulate business plans and make strategic decisions.

Net Dollar Retention Rate

To evaluate the efficacy of our land and expand model, we examine the rate at which our customers increase their spend with us for our solutions. Our net dollar retention rate measures our ability to retain and increase spend across our existing customer base through expanded use of our platform, offset by customers who choose to stop using our solutions or spend less with us.

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

The calculation excludes transactional revenue, revenue associated with our client conference and revenue associated with acquisitions where by-client revenue is not available. This revenue comprised 5.1% and 1.6% of revenue for the three months ended June 30, 2022 and 2021, respectively, and 4.4% and 2.3% of revenue for the six months ended June 30, 2022 and 2021, respectively.

We believe our ability to not only retain, but upsell and cross-sell additional features and products to, our existing customers will continue to support our net dollar retention rate. As of June 30, 2022 and 2021, our net dollar retention rate was 114.1% and 85.0%, respectively. The year-over-year increase in our net dollar retention rate is primarily due to the lessening impact of the global COVID-19 pandemic in 2021 and 2022 on both the Event and Hospitality Clouds, and the adoption of our new virtual solution, Attendee Hub. With in-person meetings and events now beginning to quickly return, our net dollar retention rate currently exceeds pre-COVID levels. Although we believe our net dollar retention rate will approximate pre-COVID levels in the near-term as the rate of growth of in-person meetings and events normalizes, we believe our net dollar retention rate may exceed historical levels longer-term as a result of the market opportunity created by virtual and hybrid events and the accelerated digitization of the meetings and events industry.

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

The terms of our Event Cloud contracts are typically non-cancellable, have annual or multi-year terms, and are billed in advance on an annual or quarterly basis, as applicable. In the case of multi-year agreements, the agreement sometimes includes annual price increases over the contract term. Our agreements are sum-certain and not pay-as-you-go. Generally, if a customer exceeds their purchased number of registrations, the customer will incur an overage fee. We recognize revenue associated with Event Cloud subscription agreements ratably over the term of the contract. Certain revenue associated with Onsite Solutions and Attendee Hub products is recognized at a point in time as the services are performed and the performance obligations are satisfied. Amounts that have been contractually invoiced are initially recorded as deferred revenue and are recognized as revenue ratably over the subscription period. We refer to contractual amounts that have not been invoiced as unbilled contract value, and together with deferred revenue, remaining performance obligations. Unbilled contract value is not reflected in our consolidated financial statements.

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

The terms of our subscription and marketing contracts are typically non-cancellable, annual or multi-year terms, and are typically billed in advance on an annual or quarterly basis, as applicable. In the case of multi-year agreements, the agreement sometimes includes annual price increases over the contract term. Our agreements are typically sum-certain and not based on usage. We recognize revenue associated with these agreements ratably over the term of the subscription or advertising period. Amounts that have been contractually invoiced are initially recorded as deferred revenue and are recognized as revenue ratably over the subscription or advertising period. We refer to contractual amounts that have not been invoiced as unbilled contract value, and together with deferred revenue, remaining performance obligations. Unbilled contract value is not reflected in our consolidated financial statements. See “Key Factors Affecting Our Performance —Seasonality” included in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 for the effects of seasonality on our Hospitality Cloud Revenue.

For multi-year agreements for either Event Cloud or Hospitality Cloud solutions, we typically invoice the amount for the first year of the contract at signing, followed by subsequent annual invoices at the anniversary of each year. Since we bill most of our customers in advance, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced or recognized in revenue, they are considered by us to be unbilled contract value, and together with deferred revenue, remaining performance obligations. As of June 30, 2022 and December 31, 2021 our total current deferred revenue was $268.6 million and $239.8 million, respectively, which amounts do not include unbilled contract value for contracts not yet billed of $516.4 million and $573.4 million, respectively. We expect that the amount of unbilled contract value relative to the total value of our contracts will change from year to year for several reasons, including the amount of cash collected early in the contract term, the specific timing and duration of customer agreements, varying invoicing cycles of agreements, the specific timing of customer renewal, changes in customer financial circumstances and foreign currency fluctuations. We expect to recognize approximately 69.9% of our remaining performance obligations as revenue over the subsequent 24 months, and the remainder thereafter.

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

Although the Company breaks out revenue by cloud, we do not track or manage the business by cost of revenue by cloud. Rather, we manage cost of revenue by type of direct cost, and a significant portion of these direct costs are shared costs to support both Event Cloud and Hospitality Cloud solutions. This is consistent with the Company’s approach to management of the business as one comprehensive solution for the entire event management lifecycle.

We are invested in our customers’ success and as such, we will continue to invest in providing support, expanding our capacity to support our growth and developing new features to support virtual, hybrid and in-person events and enhance our existing products, which in the near-term is expected to result in higher cost of revenue in absolute dollars.

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

With the exception of software developed by companies we have acquired, we maintain a unified software code base for our entire platform, which we believe improves the efficiency of our research and development activities. We expect research and development expenses to increase in absolute dollars in the near-term as we continue to expand our product offerings, including our virtual and hybrid event functionality, and integrate and support potential future acquired businesses and technologies.

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

We expect our general and administrative expenses to increase in absolute dollars in the near-term as we continue to expand our operations and hire additional personnel to support our growth. Additionally, we expect to incur incremental general and administrative expenses to comply with the requirements of being a public company.

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

We expect to continue to pursue strategic acquisition opportunities, and if successful, we expect that our intangible asset amortization expenses will increase in absolute dollars.

Other

Our other income/expense items include interest expense, amortization of deferred financing costs and debt discount, gain/loss on divestitures, net and other income/expense, net.

Interest expense

Interest expense relates primarily to interest payments on our outstanding borrowings under our credit facilities as further described in Note 11. “Debt” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly

Report. As of June 30, 2022, the Company had outstanding borrowings of $195.0 million under its five-year, $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility”).

Amortization of deferred financing costs and debt discount

Amortization of deferred financing costs and debt discount consists of the amortization of up-front fees paid at the inception of our credit facilities.

Loss on extinguishment of debt

Loss on extinguishment of debt consists of the write-off of unamortized deferred financing costs associated with the repayment and termination of the Term Loan Facility (as defined in Note 11. “Debt” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report).

Other income, net

Other income/(expense), net consists primarily of interest income, foreign currency gains or losses, and import tax credits.

Provision for income taxes

Provision for income taxes consists primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table sets forth our consolidated statement of operations for the periods indicated:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Event cloud	$112,634	$85,590
Hospitality cloud	48,328	37,224
Total revenue	160,962	122,814
Cost of revenue	65,560	45,999
Gross profit	95,402	76,815
Operating expenses:
Sales and marketing	48,826	33,070
Research and development	33,128	24,657
General and administrative	25,997	21,600
Intangible asset amortization, exclusive of amounts included in cost of revenue	12,160	12,929
Total operating expenses	120,111	92,256
Loss from operations	(24,709)	(15,441)
Interest expense	(2,605)	(7,638)
Amortization of deferred financial costs and debt discount	(257)	(941)
Loss on extinguishment of debt	(3,219)	-
Other income, net	624	3,998
Loss before income taxes	(30,166)	(20,022)
Provision for income taxes	1,334	1,825
Net loss	$(31,500)	$(21,847)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,
	2022	2021
Consolidated Statement of Operations Data:
Revenue:
Event Cloud	70.0%	69.7%
Hospitality Cloud	30.0%	30.3%
Total revenue	100.0%	100.0%
Cost of revenue	40.7%	37.5%
Gross profit	59.3%	62.5%
Operating expenses:
Sales and marketing	30.3%	26.9%
Research and development	20.6%	20.1%
General and administrative	16.2%	17.6%
Intangible asset amortization, exclusive of amounts included in cost of revenue	7.6%	10.5%
Total operating expenses	74.6%	75.1%
Loss from operations	(15.4%)	(12.6%)
Interest expense	(1.6%)	(6.2%)
Amortization of deferred financial costs and debt discount	(0.2%)	(0.8%)
Loss on extinguishment of debt	(2.0%)	0.0%
Other income, net	0.4%	3.3%
Loss before income taxes	(18.7%)	(16.3%)
Provision for income taxes	0.8%	1.5%
Net loss	(19.6%)	(17.8%)

Revenue

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Revenue:
Event Cloud	$112,634	$85,590	$27,044	31.6%
Hospitality Cloud	48,328	37,224	11,104	29.8%
Total revenue	$160,962	$122,814	$38,148	31.1%

Total revenue for the three months ended June 30, 2022 was $161.0 million, an increase of $38.1 million, or 31.1% compared to the three months ended June 30, 2021. Event Cloud revenue accounted for $112.6 million, or 70.0% of total revenue, and Hospitality Cloud revenue accounted for $48.3 million, or 30.0% of total revenue, for the three months ended June 30, 2022.

Event Cloud revenue increased $27.0 million, or 31.6%, during the three months ended June 30, 2022 compared to the prior year. The increase was due to the strong performance of products that support in-person meetings as in-person meetings continue to return. While revenue associated with our virtual solution is still one of our top Event Cloud revenue components, the return of in-person meetings has caused a revenue mix shift towards products that support in-person and hybrid meetings. Additionally, $1.0 million of the revenue increase was related to our client conference, Cvent CONNECT, which was held in the second quarter of 2022 compared to the third quarter of 2021.

Hospitality Cloud revenue increased $11.1 million, or 29.8%, during the three months ended June 30, 2022 compared to the prior year primarily due to increased demand of our advertising and software solutions driven by the continued return of in-person meetings and events. Additionally, $2.7 million of the revenue increase was related to our client conference, Cvent CONNECT, which was held in the second quarter of 2022 compared to the third quarter of 2021.

We generate the majority of our revenue from North America. Revenue from outside North America accounted for 11.4% and 13.3% of total revenue for the three months ended June 30, 2022 and 2021, respectively. In the near-term, in absolute dollars, we expect that total revenue from outside North America will increase at the same rate as the rest of our business, and as such, we expect total revenue from outside of North America as a proportion of total revenue will not substantially change.

Cost of Revenue

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Cost of revenue	$65,560	$45,999	$19,561	42.5%

Cost of revenue for the three months ended June 30, 2022 was $65.6 million, an increase of $19.6 million, or 42.5%, compared to the three months ended June 30, 2021. This increase was primarily driven by a $5.0 million increase in employee expense due to a 34.5% increase in average headcount, a $2.7 million increase in hosting expense, a $1.5 million increase in stock-based compensation and a $1.4 million increase in amortization of capitalized software development costs. Additionally, third-party costs related to supporting virtual, in-person, and hybrid events increased $4.9 million and credit card interchange fees related to our merchant services business increased $1.9 million primarily driven by the continued return of in-person meetings and events. Further, costs associated with our client conference, Cvent CONNECT, which was held in the second quarter of 2022 compared to the third quarter of 2021, increased by $2.0 million.

Operating Expenses

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Sales and marketing	$48,826	$33,070	$15,756	47.6%
Research and development	33,128	24,657	8,471	34.4%
General and administrative	25,997	21,600	4,397	20.4%
Intangible asset amortization, exclusive of amounts included in cost of revenue	12,160	12,929	(769)	(5.9%)
Total operating expenses	$120,111	$92,256	$27,855	30.2%

Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 2022 were $48.8 million, an increase of $15.8 million, or 47.6%, compared to the three months ended June 30, 2021. This increase was primarily driven by a $5.9 million increase in employee expense due to a 16.9% increase in average headcount, a $3.6 million increase in stock-based compensation and a $1.7 million increase in marketing program spend. Additionally, costs associated with our client conference, Cvent CONNECT, which was held in the second quarter of 2022 compared to the third quarter of 2021, increased by $4.4 million.

Research and Development. Research and development expenses for the three months ended June 30, 2022 were $33.1 million, an increase of $8.5 million, or 34.4%, compared to the three months ended June 30, 2021. This increase was primarily driven by a $7.0 million increase in employee expense due to a 16.5% increase in average headcount and a $1.9 million increase in stock-based compensation.

General and Administrative. General and administrative expenses for the three months ended June 30, 2022 were $26.0 million, an increase of $4.4 million, or 20.4%, compared to the three months ended June 30, 2021. This increase was primarily driven by a $2.0 million increase in employee expense due to a 23.9% increase in average headcount, a $2.0 million increase in stock-based compensation, a $1.1 million increase in contracted services and a $1.0 million increase in corporate insurance related to public company directors' and officers' insurance. A portion of these cost increases is also related to costs incurred as a publicly traded company. The increases were partially offset by a $1.3 million decrease in bad debt expense.

Intangible Asset Amortization, Exclusive of Amounts Included in Cost of Revenue. Intangible asset amortization, exclusive of amounts included in cost of revenue for the three months ended June 30, 2022 was $12.2 million, a decrease of $0.8 million, or 5.9%, compared to the three months ended June 30, 2021. This decrease was driven primarily by the scheduled decline in the amortization of intangible assets acquired in past years and no significant business acquisitions occurring in 2022.

Interest Expense

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Interest expense	$(2,605)	$(7,638)	$5,033	(65.9%)

Interest expense for the three months ended June 30, 2022 was $2.6 million, a decrease of $5.0 million, or 65.9%, compared to the three months ended June 30, 2021. This decrease was driven primarily by a significantly lower principal amount on our outstanding long-term debt through May 2022. In May 2022, the Company fully repaid its Term Loan Facility and entered into the Revolving Credit Facility, borrowings under which bear a lower interest rate than was the case under the Term Loan Facility.

Amortization of Deferred Financing Costs and Debt Discount

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Amortization of deferred financing costs and debt discount	$(257)	$(941)	$684	(72.7%)

Amortization of deferred financing costs and debt discount for the three months ended June 30, 2022 was $0.3 million, a decrease of $0.7 million, or 72.7%, compared to the three months ended June 30, 2021 due to the acceleration of amortization of deferred financing costs and debt discount associated with the prepayment of the outstanding principal balance under the Term Loan Facility.

Loss on Extinguishment of Debt

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Loss on extinguishment of debt	$(3,219)	$-	$(3,219)	100.0%

Loss on extinguishment of debt for the three months ended June 30, 2022 was $3.2 million, which is due to the acceleration of amortization of deferred financing costs and debt discount associated with repayment of the outstanding principal balance under the Term Loan Facility.

Other Income, Net

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Other income, net	$624	$3,998	$(3,374)	(84.4%)

Other income, net for the three months ended June 30, 2022 was $0.6 million, a decrease of $3.4 million, or 84.4%, as compared to the three months ended June 30, 2021. Other income for the three months ended June 30, 2022 and 2021 consisted primarily of foreign currency gains.

Provision for Income Taxes

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Provision for income taxes	$1,334	$1,825	$(491)	(26.9%)

Provision for income taxes for the three months ended June 30, 2022 was $1.3 million, a decrease of $0.5 million, or 26.9%, compared to the three months ended June 30, 2021. The decrease primarily resulted from the recording of lower pre-tax book income in high tax foreign jurisdictions.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table sets forth our consolidated statement of operations for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Event cloud	$207,621	$166,723
Hospitality cloud	90,697	73,378
Total revenue	298,318	240,101
Cost of revenue	121,760	89,844
Gross profit	176,558	150,257
Operating expenses:
Sales and marketing	88,917	61,907
Research and development	64,534	46,331
General and administrative	50,948	38,354
Intangible asset amortization, exclusive of amounts included in cost of revenue	24,314	25,964
Total operating expenses	228,713	172,556
Loss from operations	(52,155)	(22,299)
Interest expense	(5,197)	(15,171)
Amortization of deferred financial costs and debt discount	(577)	(1,884)
Loss on extinguishment of debt	(3,219)	-
Other income, net	885	4,271
Loss before income taxes	(60,263)	(35,083)
Provision for income taxes	2,625	3,325
Net loss	$(62,888)	$(38,408)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Six Months Ended June 30,
	2022	2021
Consolidated Statement of Operations Data:
Revenue:
Event Cloud	69.6%	69.4%
Hospitality Cloud	30.4%	30.6%
Total revenue	100.0%	100.0%
Cost of revenue	40.8%	37.4%
Gross profit	59.2%	62.6%
Operating expenses:
Sales and marketing	29.8%	25.8%
Research and development	21.6%	19.3%
General and administrative	17.1%	16.0%
Intangible asset amortization, exclusive of amounts included in cost of revenue	8.2%	10.8%
Total operating expenses	76.7%	71.9%
Loss from operations	(17.5%)	(9.3%)
Interest expense	(1.7%)	(6.3%)
Amortization of deferred financial costs and debt discount	(0.2%)	(0.8%)
Loss on extinguishment of debt	(1.1%)	0.0%
Other income, net	0.3%	1.8%
Loss before income taxes	(20.2%)	(14.6%)
Provision for income taxes	0.9%	1.4%
Net loss	(21.1%)	(16.0%)

Revenue

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Revenue:
Event Cloud	$207,621	$166,723	$40,898	24.5%
Hospitality Cloud	90,697	73,378	17,319	23.6%
Total revenue	$298,318	$240,101	$58,217	24.2%

Total revenue for the six months ended June 30, 2022 was $298.3 million, an increase of $58.2 million, or 24.2%, compared to the six months ended June 30, 2021. Event Cloud revenue accounted for $207.6 million, or 69.6% of total revenue, and Hospitality Cloud revenue accounted for $90.7 million, or 30.4% of total revenue, for the six months ended June 30, 2022.

Event Cloud revenue increased $40.9 million, or 24.5%, during the six months ended June 30, 2022 compared to the prior year. The increase was due to the strong performance of products that support in-person meetings as in-person meetings continue to return. While revenue associated with our virtual solution is still one of our top Event Cloud revenue components, the return of in-person meetings has caused a revenue mix shift towards products that support in-person and hybrid meetings.

Hospitality Cloud revenue increased $17.3 million, or 23.6%, during the six months ended June 30, 2022 compared to the prior year primarily due to increased demand of our advertising and software solutions driven by the continued return of in-person meetings and events. Additionally, $2.7 million of the revenue increase was related to our client conference, Cvent CONNECT, which was held in the second quarter of 2022 compared to the third quarter of 2021.

We generate the majority of our revenue from North America. Revenue from outside North America accounted for 11.7% and 13.5% of total revenue for the six months ended June 30, 2022 and 2021, respectively. In the near-term, in absolute dollars, we expect that total revenue from outside North America will increase at the same rate as the rest of our business, and as such, we expect total revenue from outside of North America as proportion of total revenue will not substantially change.

Cost of Revenue

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Cost of revenue	$121,760	$89,844	$31,916	35.5%

Cost of revenue for the six months ended June 30, 2022 was $121.8 million, an increase of $31.9 million, or 35.5%, compared to the six months ended June 30, 2021. This increase was primarily driven by an $8.9 million increase in employee expense due to a 33.9% increase in average headcount, a $5.5 million increase in hosting expense, a $2.0 million increase in stock-based compensation and a $1.8 million increase in amortization of capitalized software development costs. Additionally, third-party costs related to supporting virtual, in-person, and hybrid events increased $6.9 million and credit card interchange fees related to our merchant services business increased $3.6 million, both of which were primarily driven by the continued return of in-person meetings and events. Further, costs associated with our client conference, Cvent CONNECT, which was held in the second quarter of 2022 compared to the third quarter of 2021, increased by $2.0 million.

Operating Expenses

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Sales and marketing	$88,917	$61,907	$27,010	43.6%
Research and development	64,534	46,331	18,203	39.3%
General and administrative	50,948	38,354	12,594	32.8%
Intangible asset amortization, exclusive of amounts included in cost of revenue	24,314	25,964	(1,650)	(6.4%)
Total operating expenses	$228,713	$172,556	$56,157	32.5%

Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 2022 were $88.9 million, an increase of $27.0 million, or 43.6%, compared to the six months ended June 30, 2021. This increase was primarily driven by an $11.5 million increase in employee expense due to a 16.0% increase in average headcount, a $6.4 million increase in stock-based compensation, a $4.1 million increase in marketing program spend and a $0.9 million increase in travel related expense. Additionally, costs associated with our client conference, Cvent CONNECT, which was held in the second quarter of 2022 compared to the third quarter of 2021, increased by $4.5 million.

Research and Development. Research and development expenses for the six months ended June 30, 2022 were $64.5 million, an increase of $18.2 million, or 39.3%, compared to the six months ended June 30, 2021. This increase was primarily driven by a $12.2 million increase in employee expense due to a 15.0% increase in average headcount, a $4.4 million increase in stock-based compensation and a $2.4 million decrease in wage subsidies received pursuant to the Canada Emergency Wage Subsidy program in 2022 compared to 2021.

General and Administrative. General and administrative expenses for the six months ended June 30, 2022 were $50.9 million, an increase of $12.6 million, or 32.8%, compared to the six months ended June 30, 2021. This increase was primarily driven by a $5.5 million increase in stock-based compensation, a $4.1 million increase in employee expense due to a 24.4% increase in average headcount, a $2.0 million increase in corporate insurance related to public company directors' and officers' insurance, a $1.8 million increase in contracted services and a $1.0 million increase in licenses & fees. A portion of these cost increases is also related to costs incurred as a publicly traded company. These increases were partially offset by a $1.1 million decrease in bad debt expense and a $0.9 million decrease in legal costs.

Intangible Asset Amortization, Exclusive of Amounts Included in Cost of Revenue. Intangible asset amortization, exclusive of amounts included in cost of revenue for the six months ended June 30, 2022 was $24.3 million, a decrease of $1.7 million, or, 6.4% compared to the six months ended June 30, 2021. This decrease was driven primarily by the scheduled decline in the amortization of intangible assets acquired in past years and no significant business acquisitions occurring in 2022.

Interest Expense

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Interest expense	$(5,197)	$(15,171)	$9,974	(65.7%)

Interest expense for the six months ended June 30, 2022 was $5.2 million, a decrease of $10.0 million, or 65.7%, compared to the six months ended June 30, 2021. This decrease was driven primarily by a significantly lower principal amount on our outstanding long-term debt through May 2022. In May 2022, the Company fully repaid its Term Loan Facility and entered into the Revolving Credit Facility, borrowings under which bear a lower interest rate than was the case under the Term Loan Facility.

Amortization of Deferred Financing Costs and Debt Discount

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Amortization of deferred financing costs and debt discount	$(577)	$(1,884)	$1,307	(69.4%)

Amortization of deferred financing costs and debt discount for the six months ended June 30, 2022 was $0.6 million, a decrease of $1.3 million, or 69.4%, compared to the six months ended June 30, 2021 due to the acceleration of amortization of deferred financing costs and debt discount associated with the prepayment of the outstanding principal balance under the Term Loan Facility.

Loss on Extinguishment of Debt

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Loss on extinguishment of debt	$(3,219)	$-	$(3,219)	100.0%

Loss on extinguishment of debt for the six months ended June 30, 2022 was $3.2 million, which is due to the acceleration of debt issuance costs amortization associated with repayment of the outstanding principal balance under the Term Loan Facility.

Other Income, Net

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Other income, net	$885	$4,271	$(3,386)	(79.3%)

Other income, net for the six months ended June 30, 2022 was $0.9 million, a decrease of $3.4 million, or 79.3%, as compared to the six months ended June 30, 2021. Other income for the six months ended June 30, 2022 and 2021 consisted primarily of foreign currency gains.

Provision for Income Taxes

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Provision for income taxes	$2,625	$3,325	$(700)	(21.1%)

Provision for income taxes for the six months ended June 30, 2022 was $2.6 million, a decrease of $0.7 million, or 21.1% , compared to the six months ended June 30, 2021. The decrease primarily resulted from the recording of lower pre-tax book income in high tax foreign jurisdictions.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA margin are supplemental measures of operating performance monitored by management that are not defined under GAAP and that do not represent, and should not be considered as, an alternative to net loss or net loss margin, as determined by GAAP. We define Adjusted EBITDA as net loss adjusted for interest expense, amortization of deferred financing costs and debt discount, gain/(loss) on extinguishment of debt, gain/(loss) on divestitures, net, other income/(expense), net, provision for/(benefit from) income taxes, depreciation, amortization of software development costs, intangible asset amortization, stock-based compensation expense, restructuring expense, cost related to acquisitions, and other items. Adjusted EBITDA margin represents Adjusted EBITDA divided by revenue. We use Adjusted EBITDA and Adjusted EBITDA margin to understand and evaluate our core operating performance and trends. We believe Adjusted EBITDA and Adjusted EBITDA margin are helpful to investors, analysts, and other interested parties because they can assist in providing a more consistent and comparable overview of our operations across our historical financial periods.

Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools, and you should not consider either in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, you should consider Adjusted EBITDA and Adjusted EBITDA margin alongside other financial performance measures, including net loss, net loss margin and our other GAAP results. In evaluating Adjusted EBITDA and Adjusted EBITDA margin, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Adjusted EBITDA and Adjusted EBITDA margin. Adjusted EBITDA and Adjusted EBITDA margin are not a presentation made in accordance with GAAP and the use of the terms may vary from others in our industry.

A reconciliation of Adjusted EBITDA to net loss and of Adjusted EBITDA margin to net loss margin (defined as net loss divided by revenue), the most directly comparable GAAP measures, respectively, for the three and six months ending June 30, 2022 and 2021, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Adjusted EBITDA:
Net loss	$(31,500)	$(21,847)	$(62,888)	$(38,408)
Adjustments
Interest expense	2,605	7,638	5,197	15,171
Amortization of deferred financing costs and debt discount	257	941	577	1,884
Loss on extinguishment of debt	3,219	—	3,219	—
Other income, net	(624)	(3,998)	(885)	(4,271)
Provision for income taxes	1,334	1,825	2,625	3,325
Depreciation	1,886	2,901	3,924	5,985
Amortization of software development costs	16,760	15,214	32,722	30,409
Intangible asset amortization	12,160	12,929	24,314	25,964
Stock-based compensation expense	16,952	7,815	26,720	8,423
Restructuring expense (1)	259	312	536	566
Cost related to acquisitions (2)	629	764	817	1,186
Other items (3)	(575)	289	(757)	(2,802)
Adjusted EBITDA	$23,362	$24,783	$36,121	$47,432
Adjusted EBITDA Margin:
Revenue	$160,962	$122,814	$298,318	$240,101
Net loss margin (4)	(19.6%)	(17.8%)	(21.1%)	(16.0%)
Adjusted EBITDA margin (4)	14.5%	20.2%	12.1%	19.8%

(1)
Restructuring expense includes retention bonuses to employees of acquired entities and costs to discontinue use of a back-office system and closing of office space.
(2)
Represents costs incurred in association with acquisition activity, including due diligence and post-acquisition earn out payments.
(3)
Includes other costs associated with litigation, private equity management fees, and credit facility fees, net of the gain from government subsidies related to the global COVID-19 pandemic.
(4)
Net loss margin represents net loss divided by revenue and Adjusted EBITDA margin represents Adjusted EBITDA divided by revenue.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, on-going collection of our accounts receivable and our Revolving Credit Facility (see Note 11. “Debt” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report). Cash and cash equivalents may include holdings in bank demand deposits, money market instruments and certificates of deposit. We also periodically invest a portion of our excess cash in short-term investments with stated maturity dates between three months and one year from the purchase date.

We believe that existing cash and cash equivalents and short-term investments held by us, cash and cash equivalents anticipated to be generated by us and borrowing capacity under our revolving line of credit are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least 12 months and beyond. We also believe that these financial resources will continue to allow us to manage the ongoing impact of COVID-19 on our business operations for the foreseeable future, including mitigating potential reductions in revenue and delays in payments from our customers and partners. Our future capital requirements will depend on several factors, including but not limited to our obligation to repay any amounts outstanding under our Revolving Credit Facility, our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions, the continuing market adoption of our platform and our level of acquisition activity or other strategic transactions. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

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

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$107,648	$95,598
Net cash used in investing activities	(47,099)	(48,274)
Net cash used in financing activities	(72,694)	(16,902)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,809)	(744)
Change in cash, cash equivalents, and restricted cash	(17,954)	29,678
Cash, cash equivalents, and restricted cash at beginning of year	126,629	65,470
Cash, cash equivalents, and restricted cash at June 30, 2022	$108,675	$95,148
Cash paid for interest	$5,177	$15,181

Operating Activities

Net cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the amount and timing of customer payments. Cash provided by operations in the six months ended June 30, 2022 and 2021 is primarily attributable to net loss adjusted for non-cash items. Cash provided by operations is also attributable to the change in accounts receivable and deferred revenue, which is driven by the seasonality of our business as a result of higher levels of invoicing in the first and fourth quarters and our collections process. Our cash flows from operating activities are generally reflective of our ability to invoice annual subscription fees upfront with payments due 30 days after the customer’s receipt of the invoice.

For the six months ended June 30, 2022, net cash provided by operating activities was $107.6 million, which was primarily driven by net loss adjusted for non-cash items, a $28.6 million increase in deferred revenue and a $32.6 million decrease in accounts receivable, partially offset by a $20.6 million increase in capitalized commissions, net. For the six months ended June 30, 2021, net cash provided by operating activities was $95.6 million, which was primarily driven by a $34.1 million decrease in accounts receivable, a $33.3 million increase in deferred revenue and net loss adjusted for non-cash items.

Investing Activities

Our investing activities have consisted primarily of costs related to software developed for internal use, purchases of computer equipment and leasehold improvements, purchases and sales of short-term investments and business acquisitions. During 2021 and 2022, the impact of the pandemic lessened, and as these effects continue to lessen and as our business begins to grow again, we expect our capital expenditures and our investment activity to continue to increase.

For the six months ended June 30, 2022, net cash used in investing activities was $47.1 million, reflecting $25.0 million in capitalized software development, $14.9 million in net purchases of short-term investments, $4.5 million in acquisitions, net of cash acquired and $2.7 million in purchases of property and equipment. For the six months ended June 30, 2021, net cash used in investing activities was $48.3 million, reflecting $19.4 million in capitalized software development, $14.8 million for the acquisition of Shoflo, LLC, $12.1 million of purchases of short-term investments net of maturities and $2.0 million of purchases of property and equipment.

Financing Activities

Our financing activities have consisted primarily of principal payments on the Company's variable rate first lien loan, (the “Term Loan Facility”), partially offset by net borrowings under the Revolving Credit Facility and proceeds from the exercise of stock options. For the six months ended June 30, 2022, net cash used in financing activities was $72.7 million, consisting primarily of the repayment of $265.0 million in the Company's Term Loan as well as $70.0 million in repayments under the Revolving Credit Facility partially offset by $265.0 million in borrowings under the Revolving Credit Facility, as well as proceeds from the exercise of stock options. For the six months ended June 30, 2021, net cash used in financing activities was $16.9 million, consisting of $13.4 million in repayments on the Company’s prior $40.0 million revolving credit facility and $4.0 million of scheduled principal payments on the Company’s Term Loan Facility.

Commitments and Contingencies

See the information set forth in Note 13. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 2. “Summary of Significant Accounting Policies” to the unaudited condensed consolidated Financial Statements in Part I, Item 1 of this Quarterly Report and in the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021 describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of management based on consultations with legal counsel, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors.

There have been no material changes to the risk factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2022. Those risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. If any of the identified risks or others not specified in our SEC filings materialize, our business, financial condition or results of operations could be materially adversely affected. In these circumstances, the market price of our common stock could decline.

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
10.1†§

Credit Agreement, dated as of May 27, 2022, by and among Papay Holdco, LLC, Cvent Inc., the other loan parties thereto, and PNC Banks, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.
§	All exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Cvent Holding Corp. will furnish the omitted exhibits and schedules to the SEC upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVENT HOLDING CORP.

Date: August 4, 2022	By:	/s/ William J. Newman, III
William J. Newman, III
SVP and Chief Financial Officer