Form 10-Q
period 2022-09-30
CVENT HOLDING CORP.
filed 2022-11-03
CIK 1827075

Update xx

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, the registrant had 484,647,072 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CVENT HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$107,708	$126,526
Restricted cash	2,787	103
Short-term investments	2,854	538
Accounts receivable, net of allowance of $1.9 million and $4.5 million, respectively	76,000	112,251
Capitalized commission, net	22,649	25,393
Prepaid expenses and other current assets	21,038	20,376
Total current assets	233,036	285,187
Property and equipment, net	14,617	15,334
Capitalized software development costs, net	100,293	108,851
Intangible assets, net	184,841	221,371
Goodwill	1,620,597	1,617,880
Operating lease-right-of-use assets	22,124	28,370
Capitalized commission, non-current, net	21,489	22,999
Deferred tax assets, non-current	2,279	2,403
Other assets, non-current, net	5,941	3,684
Total assets	$2,205,217	$2,306,079
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$-	$-
Accounts payable	4,146	2,675
Accrued expenses and other current liabilities	75,370	79,827
Fees payable to customers	64,501	24,982
Operating lease liabilities, current	11,170	11,290
Deferred revenue	246,239	239,843
Total current liabilities	401,426	358,617
Deferred tax liabilities, non-current	16,717	16,695
Long-term debt, net	165,000	262,302
Operating lease liabilities, non-current	22,191	30,809
Other liabilities, non-current	8,097	8,200
Total liabilities	613,431	676,623
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value, 1,500,000,000 shares authorized at September 30, 2022 and December 31, 2021; 484,488,616 and 481,121,695 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	48	48
Additional paid-in capital	2,538,829	2,483,761
Accumulated other comprehensive loss	(14,362)	(2,746)
Accumulated deficit	(932,729)	(851,607)
Total stockholders’ equity	1,591,786	1,629,456
Total liabilities and stockholders’ equity	$2,205,217	$2,306,079

See accompanying notes to the unaudited condensed consolidated financial statements

CVENT HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$161,321	$134,058	$459,639	$374,159
Cost of revenue	63,011	50,635	184,772	140,479
Gross profit	98,310	83,423	274,867	233,680
Operating expenses:
Sales and marketing	42,869	37,161	131,787	99,069
Research and development	34,232	25,685	98,766	72,016
General and administrative	24,685	25,358	75,633	63,711
Intangible asset amortization, exclusive of amounts included in cost of revenue	12,170	12,757	36,484	38,721
Total operating expenses	113,956	100,961	342,670	273,517
Loss from operations	(15,646)	(17,538)	(67,803)	(39,837)
Interest expense	(1,857)	(7,546)	(7,054)	(22,717)
Amortization of deferred financing costs and debt discount	(157)	(938)	(734)	(2,823)
Loss on extinguishment of debt	-	-	(3,219)	-
Other income, net	1,094	1,864	1,979	6,135
Loss before income taxes	(16,566)	(24,158)	(76,831)	(59,242)
Provision for income taxes	1,667	1,968	4,292	5,294
Net loss	$(18,233)	$(26,126)	$(81,123)	$(64,536)
Other comprehensive loss:
Foreign currency translation loss	(6,513)	(2,001)	(11,617)	(2,347)
Comprehensive loss	$(24,746)	$(28,127)	$(92,740)	$(66,883)
Basic and diluted net loss per common share	$(0.04)	$(0.06)	$(0.17)	$(0.15)
Basic and diluted weighted-average common shares outstanding	483,591,690	416,483,028	482,128,762	416,428,569

See accompanying notes to the unaudited condensed consolidated financial statements

CVENT HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Amount		Accumulated
	Shares	Amount	Additional paid-in capital	Accumulated deficit	other comprehensive income / (loss)	Total stockholders’ equity
Balance as of December 31, 2021	481,121,695	$48	$2,483,761	$(851,607)	$(2,746)	$1,629,456
Stock-based compensation expense	-	-	9,768	-	-	9,768
Net loss	-	-	-	(31,389)	-	(31,389)
Common stock issued under share-based compensation plans	144,701	-	443	-	-	443
Foreign currency translation loss	-	-	-	-	131	131
Balance as of March 31, 2022	481,266,396	$48	$2,493,972	$(882,996)	$(2,615)	$1,608,409
Stock-based compensation expense	-	-	17,440	-	-	17,440
Net loss	-	-	-	(31,500)	-	(31,500)
Common stock issued under share-based compensation plans	1,412,804	-	631	-	-	631
Foreign currency translation loss	-	-	-	-	(5,234)	(5,234)
Balance as of June 30, 2022	482,679,200	$48	$2,512,043	$(914,496)	$(7,849)	$1,589,746
Stock-based compensation expense	-	-	19,831	-	-	19,831
Net loss	-	-	-	(18,233)	-	(18,233)
Common stock issued under share-based compensation plans	1,809,416	-	6,955	-	-	6,955
Foreign currency translation loss	-	-	-	-	(6,513)	(6,513)
Balance as of September 30, 2022	484,488,616	$48	$2,538,829	$(932,729)	$(14,362)	$1,591,786

	Common Stock		Amount		Accumulated
	Shares	Amount	Additional paid-in capital	Accumulated deficit	other comprehensive income / (loss)	Total stockholders’ equity
Balance as of December 31, 2020	416,303,325	$42	$1,936,406	$(765,528)	$(69)	$1,170,851
Stock-based compensation expense	-	-	608	-	-	608
Net loss	-	-	-	(16,561)	-	(16,561)
Common stock issued under share-based compensation plans	221,001	-	319	-	-	319
Common stock repurchased	(123,435)	-	(122)	-	-	(122)
Foreign currency translation loss	-	-	-	-	(621)	(621)
Balance as of March 31, 2021	416,400,891	$42	$1,937,211	$(782,089)	$(690)	$1,154,474
Stock-based compensation expense	-	-	7,815	-	-	7,815
Net loss	-	-	-	(21,847)	-	(21,847)
Common stock issued under share-based compensation plans	82,137	-	200	-	-	200
Foreign currency translation loss	-	-	-	-	276	276
Balance as of June 30, 2021	416,483,028	$42	$1,945,226	$(803,936)	$(414)	$1,140,918
Stock-based compensation expense	-	-	8,387	-	-	8,387
Net loss	-	-	-	(26,126)	-	(26,126)
Foreign currency translation loss	-	-	-	-	(2,001)	(2,001)
Balance as of September 30, 2021	416,483,028	$42	$1,953,613	$(830,062)	$(2,415)	$1,121,178

See accompanying notes to the unaudited condensed consolidated financial statements

CVENT HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(81,123)	$(64,536)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	91,211	93,142
Amortization of the right-of-use assets	5,940	6,817
Allowance for expected credit losses, net	378	5,549
Amortization of deferred financing costs and debt discount	734	2,823
Amortization of capitalized commission	23,751	21,568
Unrealized foreign currency transaction loss	640	19
Loss on extinguishment of debt	3,219	—
Stock-based compensation	46,008	16,811
Change in deferred taxes	(8)	1,313
Change in operating assets and liabilities, net of business combinations:
Accounts receivable	34,210	52,611
Prepaid expenses and other assets	(923)	(6,064)
Capitalized commission, net	(27,724)	(26,706)
Accounts payable, accrued expenses and other liabilities	45,611	8,999
Operating lease liability	(8,429)	(9,666)
Deferred revenue	7,659	18,878
Net cash provided by operating activities	141,154	121,558
Investing activities:
Purchase of property and equipment	(5,705)	(2,768)
Capitalized software development costs	(38,413)	(30,272)
Purchase of short-term investments	(45,164)	(31,435)
Maturities of short-term investments	42,848	28,739
Proceeds from divestiture	135	122
Acquisitions, net of cash acquired	(3,552)	(14,769)
Net cash used in investing activities	(49,851)	(50,383)
Financing activities:
Principal repayments on first lien term loan	(265,696)	(5,951)
Principal repayments of revolving credit facility	(120,000)	(13,400)
Proceeds from revolving credit facility	285,000	—
Payment of debt issuance costs	(3,141)	—
Proceeds from exercise of stock options	7,822	522
Repurchase of common stock	—	(57)
Payments of tax withholdings on vesting of restricted stock units	(31)	—
Net cash used in financing activities	(96,046)	(18,886)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,391)	(2,250)
Change in cash, cash equivalents, and restricted cash	(16,134)	50,039
Cash, cash equivalents, and restricted cash, beginning of period	126,629	65,470
Cash, cash equivalents, and restricted cash, end of period	$110,495	$115,509
Supplemental cash flow information:
Interest paid	$6,955	$22,721
Income taxes paid	$5,177	$4,655
Supplemental disclosure of non-cash investing and financing activities:
Outstanding payments for purchase of property and equipment at period end	$327	$331
Outstanding payments for capitalized software development costs at period end	$983	$513

See accompanying notes to the unaudited condensed consolidated financial statements

CVENT HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

Cvent Holding Corp. (together with its subsidiaries, the “Company”) is the indirect parent company of Cvent, Inc. (“Cvent”).

The Company provides a cloud-based platform of enterprise event marketing and management and hospitality solutions with capabilities for both sides of the meetings and events ecosystem: (i) for marketers and meeting and event planners, through its Event Cloud offering and (ii) for hoteliers and venues, through its Hospitality Cloud. The Company’s integrated event marketing and management platform powers the event lifecycle by enabling marketers and event planners to automate and streamline the process of creating, promoting, managing, and measuring events for organizations of all sizes. Cvent solutions empower customers to deliver and maximize engagement across their event programs helping to forge deeper relationships with attendees, build brand advocacy and increase demand for their products and services. It also helps organizations more efficiently manage critical event processes, control spend and reduce meetings costs. The Company’s Hospitality Cloud provides hoteliers and venues with an integrated platform that enables properties to increase group and business transient revenue through a combination of cloud-based software products and targeted advertising to organizations that run events while they are in the process of sourcing their events. Hospitality Cloud solutions also improve purchasing intelligence through innovative demand management and business intelligence. By connecting event organizers to venues, the Company powers an entire ecosystem that increases Cvent’s “stickiness” and drives sales of its software offerings across its Event and Hospitality Cloud businesses.

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

Pursuant to the terms of the Business Combination Agreement, a reverse recapitalization between Dragoneer and Legacy Cvent was consummated, whereby (i) Merger Sub I merged with and into Legacy Cvent (the “First Merger” the time the First Merger becomes effective being referred to as the “First Effective Time”), and the separate corporate existence of Merger Sub I ceased and Legacy Cvent became the surviving corporation and (ii) promptly following the First Effective Time, Legacy Cvent merged with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”; the Mergers together with the other transactions contemplated by the Business Combination Agreement, collectively, the “Reverse Recapitalization Transaction”), with Merger Sub II as the surviving company in the Second Merger and, after giving effect to the Mergers, Merger Sub II becoming a wholly-owned subsidiary of Dragoneer (the time that the Second Merger becomes effective being referred to as the “Second Effective Time”). Upon the closing of, and in connection with, the Reverse Recapitalization Transaction, Dragoneer became a Delaware corporation and changed its name to “Cvent Holding Corp.”

Macroeconomic Conditions and COVID-19

Global events, such as recent geopolitical instability, inflation and the COVID-19 pandemic, have created or contributed to uncertainty in macroeconomic conditions, including changes in interest rates, supply chain disruptions, labor shortages and increased labor costs, which, in turn, could decrease overall economic activity, hinder economic growth or cause a recession in the United States or in the global economy. Negative macroeconomic conditions may affect the businesses of the Company's clients, which could result in reduced demand for the Company's services or cancellations, increased demands for pricing accommodations or higher rates of delays in collection of, or losses on, the Company's accounts receivable, which could adversely affect its results of operations. If the Company is unable to offset any decrease in revenue by increasing sales to new or existing customers, its revenues may decline or grow at lower rates. The extent of the impact of ongoing macroeconomic conditions on the Company’s operational and financial performance is uncertain and will depend on political, social, economic and regulatory factors that are outside of the Company's control, including but not limited to the incidence and severity of additional COVID-19 virus variants and actions that may be taken by regulators and businesses (including customers) in response to macroeconomic uncertainty. The Company considered the impact of the current economic environment and COVID-19 on its estimates and assumptions and determined that there were no material adverse impacts on the unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022. As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the financial position as of September 30, 2022, the results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The condensed consolidated balance sheet at December 31, 2021 was derived from audited annual financial statements and does not contain all of the footnote disclosures from the annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Restricted Cash

Restricted cash represents amounts required to be held as collateral in a money market account for treasury management service agreements as well as payroll deductions from employees associated with the 2021 Employee Stock Purchase Plan (see Note 10). The Company held $2.8 million and $0.1 million of restricted cash as of September 30, 2022 and December 31, 2021 respectively.

The following table presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s condensed consolidated balance sheets (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$107,708	$126,526
Restricted cash	2,787	103
Cash, cash equivalents, and restricted cash	$110,495	$126,629

Revenue Recognition

The Company derives revenue from two primary sources: Event Cloud subscription-based solutions and Hospitality Cloud marketing and subscription-based solutions. Subscription services revenue consists primarily of fees to provide the Company’s customers with access to its cloud-based platform. Subscription service contracts do not provide customers with the right to take possession of the software, are non-cancellable, and do not contain rights of return. Hospitality Cloud marketing solutions primarily relate to digital advertising on the Company’s hosted venue sourcing networks. Revenue is recognized when control of these services is transferred to a customer. A time-elapsed method is used to measure progress for subscription contracts because control is transferred evenly over the contract term. For the nine months ended September 30, 2022, the Company recognized approximately 80.9% of its revenue from services transferred to the customer over time, with the remaining 19.1% of revenue recognized at a point in time upon delivery, generally when an event occurred. The Company’s services are generally provided under annual and multi-year contracts with invoicing occurring in annual or quarterly installments at the beginning of each year or quarter, as applicable, in the contract period. Revenue is presented net of sales and other taxes the Company collects on behalf of governmental authorities.

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

Property and equipment outside North America geographic locations represented 33.7% and 33.4% of total property and equipment, net as of September 30, 2022 and December 31, 2021, respectively, and are located primarily in India. The composition of the Company’s property and equipment between North America and locations outside of North America is set forth below (in thousands):

	September 30, 2022	December 31, 2021
North America	$9,691	$10,205
Outside North America	4,926	5,129
Total	$14,617	$15,334

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

For the three and nine months ended September 30, 2022 and 2021, 52,570,335 and 51,718,612 stock options, respectively, were excluded from the computation of diluted net loss per share of common stock because including them would have been antidilutive.

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 will require companies to apply the definition of a performance obligation under Accounting Standards Codification (“ASC”) Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2021-08 on January 1, 2022 and will apply the provisions on a prospective basis. The adoption of ASU 2021-08 had no impact on the Company's operating results for the three and nine months ended September 30, 2022.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). ASU 2021-10 requires additional disclosures regarding the nature of government assistance, the related accounting policy used to account for assistance, the affected line items and applicable amounts within the consolidated financial position and results of operations, and significant terms and conditions related to the assistance. Government assistance within the scope of ASC Topic 832 includes assistance that is administered by domestic, foreign, local, state, national governments, as well as departments, independent agencies and intergovernmental organizations. The updated guidance increases transparency of government assistance including 1) the type of assistance, 2) the entity's accounting for assistance, and 3) the effect of assistance on the entity's financial statements. The Company adopted ASU 2021-10 on January 1, 2022 and will apply the provisions on a prospective basis. During the three and nine months ended September 30, 2022, the Company received $0.7 million and $2.4 million, respectively, in government wage and rent subsidies, which are recorded as contra-expenses included in its cost of revenue and operating expenses on its unaudited interim condensed consolidated statement of operations and comprehensive loss.

3. Revenue

Disaggregation of Revenue

The Company derives revenue from two primary sources: Event Cloud subscription-based solutions and Hospitality Cloud marketing and subscription-based solutions. They are principally generated from North America, which comprises the United States and Canada, with Canada representing and 2.2% and 2.1% of total revenue for each of the three months ended September 30, 2022 and 2021, respectively, and 2.3% and 2.4% of total revenue for each of the nine months ended September 30, 2022 and 2021, respectively. Revenue from sources outside North America represented 12.7% and 13.9% of total revenue for the three months ended September 30, 2022 and 2021, respectively, and 12.0% and 13.6% of total revenue for the nine months ended September 30, 2022 and 2021, respectively. The Company’s disaggregation of revenue by primary geographic region is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
North America	$140,895	$115,407	$404,401	$323,154
Outside North America	20,426	18,651	55,238	51,005
Revenue	$161,321	$134,058	$459,639	$374,159

The Company’s disaggregation of revenue by major business activity is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Event Cloud	$112,895	$92,484	$320,517	$259,207
Hospitality Cloud	48,426	41,574	139,122	114,952
Revenue	$161,321	$134,058	$459,639	$374,159

Deferred Revenue

Deferred revenue represents billings under signed contracts before the related products or services are transferred to customers. The portion of deferred revenue that is expected to be recognized as revenue during the subsequent 12-month period is recorded as deferred revenue in current liabilities and the remaining portion is recorded as other liabilities, non-current, which is not material. Deferred revenue was $246.2 million and $239.8 million as of September 30, 2022 and December 31, 2021, respectively. During the three and nine months ended September 30, 2022, the Company recognized $52.2 million and $208.1 million of revenue, respectively, that was included in the deferred revenue balance at the beginning of 2022.

Remaining Performance Obligations

For multiple-year agreements for either Event Cloud or Hospitality Cloud, the Company typically invoices the amount for the first year of the contract at signing followed by subsequent annual invoices at the anniversary of each year. Since the Company bills most of its customers in advance, there can be amounts that contractually the Company is yet able to invoice. Until such time as these amounts are invoiced or recognized in revenue, they are considered by the Company to be unbilled contract value, and together with deferred revenue, remaining performance obligations. As of September 30, 2022 and December 31, 2021, the Company's total current deferred revenue was $246.2 million and $239.8 million, respectively, which amount does not include unbilled contract value for contracts of approximately $508.7 million and $573.4 million, respectively. The Company expects that the amount of unbilled contract value relative to the total value of its contracts will change from year to year for several reasons, including the amount of cash collected early in the contract term, the specific timing and duration of customer agreements, varying invoicing cycles of agreements, the specific timing of customer renewals, changes in customer financial circumstances and foreign currency fluctuations. The Company expects to recognize 72.7% of its remaining performance obligations as revenue over the subsequent 24 months, and the remainder thereafter.

Sales Commission

The current portion of capitalized commissions, net was $22.6 million and $25.4 million as of September 30, 2022 and December 31, 2021, respectively. The noncurrent portion of capitalized commissions, net was $21.5 million and $23.0 million as of September 30, 2022 and December 31, 2021, respectively. During the three months ended September 30, 2022 and 2021, $7.9 million and $7.4 million of capitalized commissions, respectively, were amortized to sales and marketing expense in the accompanying condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2022 and 2021,

$23.8 million and $21.6 million, respectively, of capitalized commissions were amortized to sales and marketing expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

Allowance for Expected Credit Losses

The change in the Company’s allowance for expected credit losses is as follows (in thousands):

	September 30, 2022	December 31, 2021
Allowance for expected credit losses, beginning of period	$4,547	$3,287
Credit loss expense	378	8,316
Write-offs and adjustments	(3,028)	(7,056)
Allowance for expected credit losses, end of period	$1,897	$4,547

4. Business Combinations

During the quarter ended June 30, 2022, the Company completed a business combination which was not material to its consolidated financial statements. The Company has included the financial results of this business combination in the condensed consolidated financial statements from the respective date of acquisition, which were not material.

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

The financial results of Shoflo are included in the Company’s consolidated financial statements from the date of acquisition. The Shoflo acquisition did not have a material impact on the Company’s condensed consolidated statements of operations and comprehensive loss for each of the three and nine months ended September 30, 2022 and 2021.

Pro forma revenue and earnings amounts on a combined basis have not been presented as they are not material to the Company's pre-acquisition consolidated financial statements.

5. Property and Equipment

Property and equipment are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Computer equipment, purchased software and software developed for internal-use	$22,904	$22,517
Leasehold improvements	22,059	22,747
Furniture and equipment	8,621	9,087
Rentable onsite solutions equipment	7,546	6,324
Other	244	511
Property and equipment, gross	61,374	61,186
Less accumulated depreciation	(46,757)	(45,852)
Property and equipment, net	$14,617	$15,334

Depreciation of property and equipment was $1.9 million and $2.5 million during the three months ended September 30, 2022 and 2021, respectively, and $5.7 million and $8.5 million during the nine months ended September 30, 2022 and 2021, respectively.

6. Capitalized Software Development Costs

Capitalized software for the Company’s software platforms was developed either internally or was acquired through acquisitions. Capitalized software development costs and acquired software technology are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Capitalized software development costs, gross	$429,905	$385,384
Less, accumulated amortization	(329,612)	(276,533)
Capitalized software development costs, net	$100,293	$108,851

Amortization of capitalized software development costs, recorded as cost of revenue, was $16.5 million and $15.5 million during the three months ended September 30, 2022 and 2021, respectively, and $49.2 million and $45.9 million during the nine months ended September 30, 2022 and 2021, respectively.

7. Goodwill and Intangible Assets

The change in carrying amount of goodwill is summarized as follows (in thousands):

Goodwill as of January 1, 2022	$1,617,880
Foreign currency translation adjustments	(912)
Addition from acquisition	3,629
Goodwill as of September 30, 2022	$1,620,597

Intangible assets are amortized based on a pattern in which the asset’s economic benefits are consumed, or if not reliably determined, amortized on a straight-line basis over their estimated useful lives between two and fifteen years.

Intangible assets consisted of the following as of September 30, 2022 (in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-average remaining life (in years)
Customer relationships	$437,328	$(286,482)	$150,846	3.6 years
Trademarks	96,956	(63,023)	33,933	3.4 years
Non-compete agreements	588	(588)	-
Intangible assets subject to amortization	534,872	(350,093)	184,779
Indefinite-lived assets	62	-	62
Intangible assets, net	$534,934	$(350,093)	$184,841

Intangible assets consisted of the following as of December 31, 2021 (in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted-average remaining life (in years)
Customer relationships	$438,002	$(256,885)	$181,117	4.6 years
Trademarks	96,902	(56,710)	40,192	4.2 years
Non-compete agreements	588	(588)	-
Intangible assets subject to amortization	535,492	(314,183)	221,309
Indefinite-lived assets	62	-	62
Intangible assets, net	$535,554	$(314,183)	$221,371

The total amount of amortization expense related to intangible assets, recorded as intangible asset amortization, exclusive of amounts included in cost of revenue, was $12.2 million and $12.8 million during the three months ended September 30, 2022 and 2021, respectively. The total amount of amortization expense related to intangible assets, recorded as intangible asset amortization, exclusive of amounts included in cost of revenue, was $36.5 million and $38.7 million during the nine months ended September 30, 2022 and 2021, respectively. The intangible asset balance remaining as of September 30, 2022 will be amortized into expense in future years as follows (in thousands):

2022 (remaining three months)	$12,149
2023	46,698
2024	45,142
2025	39,300
2026	35,525
2027 and thereafter	5,965
Total amortization expense related to acquired intangible assets	$184,779

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of accrued compensation, such as bonuses, commissions, and payroll taxes, sales and other tax liabilities. The following table summarizes the Company’s accrued expenses and other current liabilities as of the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation	$43,880	$49,015
Sales and other tax liabilities	9,951	10,774
Other	21,539	20,038
Accrued expenses and other current liabilities	$75,370	$79,827

9. Income Taxes

The effective tax rate for the three months ended September 30, 2022 and 2021 was (10.06%) and (8.15%), respectively. The effective tax rate for the nine months ended September 30, 2022 and 2021 was (5.59%) and (8.94%), respectively. The difference between the Company’s effective tax rates for the 2022 and 2021 periods and the U.S. statutory tax rate of 21.0% related primarily to U.S. taxes on foreign earnings, foreign tax rate differentials, and valuation allowance.

The Company evaluates its tax positions on a quarterly basis. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three and nine months ended September 30, 2022 and 2021.

On August 16, 2022, President Biden signed the Inflation Reduction Act (“IRA”) into law. The IRA enacted a 15.0% corporate minimum tax effective in 2022, a 1% tax on share repurchases after December 31, 2022, and created and extended certain tax-related energy incentives. The Company currently does not expect the tax-related provisions of the IRA to have a material impact on its financial results.

10. Stockholders’ Equity

The Company’s Certificate of Incorporation authorizes 1,500,000,000 shares of common stock and 1,000,000 of preferred stock, each $0.0001 par value per share. As of September 30, 2022 and December 31, 2021, 484,488,616 and 481,121,695 shares of common stock were outstanding, respectively, and no shares of preferred stock were outstanding. The holders of the common stock are entitled to dividends only when declared by the Board of Directors ratably on a per share basis. Each share of common stock has one vote under the Company’s Certificate of Incorporation.

Stock-based Compensation

The weighted-average assumptions used in the valuation of stock option awards granted under the Black-Scholes model are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dividend yield	N/A	N/A	0.0%	0.0%
Volatility	N/A	N/A	45.30%	44.98%
Expected term (years)	N/A	N/A	5.92	5.82
Risk-free interest rate	N/A	N/A	1.85%	1.30%

____________________________

N/A - Not Applicable

Stock Option Activity Rollforward

Stock options	Number of shares subject to option	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)	Unrecognized compensation expense (in thousands)
Balance as of January 1, 2022	51,646,456	$4.13	6.29	$208,614	$40,337
Granted	4,129,380	8.05
Exercised	(140,970)	3.80
Forfeited	(280,330)	5.07
Expired	-	-
Balance as of March 31, 2022	55,354,536	$4.42	6.32	$153,377	$47,586
Granted	-	-
Exercised	(118,181)	3.85
Forfeited	(657,507)	5.06
Expired	-	-
Balance as of June 30, 2022	54,578,848	$4.41	5.71	$33,055	$36,727
Granted	-	-
Exercised	(1,809,416)	3.84
Forfeited	(199,097)	5.13
Expired	-	-
Balance as of September 30, 2022	52,570,335	$4.42	5.63	$55,120	$28,332
Vested and exercisable as of January 1, 2022	43,842,127	$3.71	5.47	$195,710	$-
Vested and exercisable as of September 30, 2022	37,758,188	$3.84	4.41	$53,189	$-

During the three months ended September 30, 2022, the Company did not grant any stock options, and during the nine months ended September 30, 2022, the Company granted 4,129,380 stock options.

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2022 was $8.05 per share.

The total intrinsic value of options that were exercised during the three and nine months ended September 30, 2022 was $4.0 million and $4.7 million, respectively. During the nine months ended September 30, 2022, 2,068,567 options were exercised.

As of September 30, 2022, the $28.3 million in unrecognized compensation cost related to stock options will be recognized over a weighted-average period of 1.46 years.

Restricted Stock Units

During the nine months ended September 30, 2022, the Company granted 16,093,103 service-based restricted stock units (“RSUs”), 1,302,856 of which had vested as of September 30, 2022. The outstanding RSUs vest on various dates through September 2026 as measured from the grant date.

As of September 30, 2022, $94.2 million in unrecognized compensation cost related to RSUs will be recognized over a weighted-average period of 2.03 years.

Stock-based Compensation Expense

Stock-based compensation expense for equity and liability classified awards is recognized using the straight-line attribution method. In addition, the Company ensures that it has fully recognized expense for at least the option and RSU tranches that have fully vested in the period in which they vest.

Stock-based compensation expense is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$2,234	$456	$4,758	$950
Sales and marketing	6,398	2,578	15,559	5,371
Research and development	5,280	2,183	11,789	4,321
General and administrative	5,376	3,170	13,902	6,169
Total stock-based compensation	$19,288	$8,387	$46,008	$16,811

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

At September 30, 2022, there were 11,500,000 shares available for issuance under the ESPP. The first ESPP offering period began on June 1, 2022, and $2.1 million and $2.7 million in contributions were made by employees during the three and nine months ended September 30, 2022. As of September 30, 2022, the Company had $0.5 million of unrecognized compensation cost related to the offering period beginning on June 1, 2022. The last date for the current offering period is November 30, 2022.

2017 Long-Term Incentive Plan

The Company recorded no expense for outstanding cash bonus awards previously granted under the 2017 Long-Term Incentive Plan (the “2017 LTI Plan”) during the three and nine months ended September 30, 2022 and 2021 because the incentive remained unvested and the Company was liable to make the 2017 LTI Plan cash bonus payments only upon a sale of the Company, or other Qualified Event, as defined in the 2017 LTI Plan, which was not determined to be probable. On February 28, 2022, the Compensation and Nominating Committee of the Board of Directors approved a program that allowed employees to convert their awards (the “Legacy Cvent LTIP Awards”) granted under the 2017 LTI Plan to an aggregate of approximately 3.7 million RSUs in exchange for cancellation of such employees’ outstanding Legacy Cvent LTIP Awards. The RSUs are subject to varying vesting periods ranging from April 2022 to October 2024. The RSUs were granted effective as of April 15, 2022 to employees who elected to participate in such exchange. Substantially all of the Company's employees who held Legacy Cvent LTIP Awards have participated in the exchange.

11. Debt

The outstanding principal amount and related unamortized debt issuance costs, net, are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Term Loan Facility	$—	$265,696
Senior Secured Revolving Credit Facility	165,000	—
Less: original issue discount	—	(438)
Less: unamortized deferred financing costs	(2,923)	(2,956)
Total principal amount and related unamortized debt issuance costs, net	$162,077	$262,302

a) Senior Secured Revolving Credit Facility

On May 27, 2022, Cvent, as borrower, entered into a new five-year $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to the Credit Agreement, dated as of May 27, 2022, by and among Cvent, Holdings (as defined below) and the other loan parties party thereto, the lenders party thereto, and PNC Bank, National Association, as administrative agent (the “Credit Agreement”).

A portion of the Revolving Credit Facility, not to exceed $35.0 million, will be available for the issuance of letters of credit, and Cvent has the option to increase borrowing capacity under the Revolving Credit Facility or to incur incremental term loans, subject to certain provisions outlined in the Credit Agreement. The Revolving Credit Facility has a maturity date of May 27, 2027.

At closing, Cvent borrowed $265.0 million under the Revolving Credit Facility. The borrowings were used, together with cash on hand of Cvent, to repay all outstanding obligations under the Amended and Restated Credit Agreement, dated as of November 30, 2017 (the “Prior Credit Agreement”), including aggregate principal and accrued interest under the variable rate first lien loan, and to pay certain costs and fees associated with the closing of the Credit Agreement. The Prior Credit Agreement was terminated as a result of the repayment. Additionally, the Company capitalized approximately $3.1 million in deferred financing costs, presented within other assets on the consolidated balance sheet, which will be amortized on a straight-line basis through the maturity date. Debt issuance costs under the Prior Credit Agreement were presented as contra-liabilities within long term debt, net on the consolidated balance sheet. Borrowings under the Revolving Credit Facility bear interest based on a net leverage ratio using the Secured Overnight Financing Rate (“SOFR”), as outlined in the Credit Agreement. The interest rate on outstanding borrowings under the Revolving Credit Facility was 4.56% as of September 30, 2022. The carrying value of variable rate debt approximates fair value due to the short-term nature of the Company's interest rate elections.

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

All obligations under the Credit Agreement are unconditionally guaranteed by Papay Holdco, LLC, Cvent’s direct holding company (“Holdings”), and certain of its U.S. subsidiaries. The obligations under the Credit Agreement are secured by a first priority security interest in substantially all assets of Cvent and the guarantors.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The affirmative and negative covenants limit the ability of Holdings, Cvent and Cvent’s restricted subsidiaries to, among other things: incur additional debt or issue preferred stock; create liens; create restrictions on Cvent’s subsidiaries’ ability to make payments to Cvent or its direct or indirect holding companies; pay dividends and make other distributions in respect of Holdings’, Cvent’s and its restricted subsidiaries’ capital stock; redeem or repurchase Holdings’, Cvent’s and its restricted subsidiaries’ capital stock or prepay subordinated indebtedness; make certain investments or certain other restricted payments; guarantee indebtedness; designate unrestricted subsidiaries; sell certain kinds of assets; enter into certain types of transactions with affiliates; and effect mergers or consolidations. These covenants are subject to certain exceptions and qualifications set forth in the Credit Agreement.

As of September 30, 2022, the Company had $165.0 million outstanding borrowings under the Revolving Credit Facility. The Company had $335.0 million available for borrowing under the Revolving Credit Facility based on the outstanding balance as of September 30, 2022. The Company is in compliance with all covenants outlined in the Credit Agreement as of September 30, 2022 and currently has no required prepayments with respect to borrowings made under the Revolving Credit Facility prior to the maturity date of May 27, 2027.

As a result of the repayment of all outstanding obligations under the Prior Credit Agreement, the Company recognized a loss on extinguishment of debt related to unamortized debt issuance costs presented on the condensed consolidated statement of operations, of $3.2 million for the nine months ended September 30, 2022.

12. Leases

The Company enters into lease arrangements for office facilities under non-cancellable operating leases with various expiration dates.

As of September 30, 2022, the Company’s right-of-use (“ROU”) assets and total operating lease liabilities were $22.1 million and $33.4 million, respectively. As of December 31, 2021, the Company’s ROU assets and total operating lease liabilities were $28.4 million and $42.1 million, respectively. During the three months ended September 30, 2022 and 2021, no ROU assets were obtained in exchange for new operating lease liabilities. During the nine months ended September 30, 2022 and 2021, $0.2 million and $0.1 million of ROU assets, respectively, were obtained in exchange for new operating lease liabilities.

During July 2022, the Company entered into an agreement to sublease a floor of its headquarters to a third party beginning on November 1, 2022 through July 25, 2025.

13. Commitments and Contingencies

a) Legal Proceedings, Regulatory Matters and Other Contingencies

The Company is, and from time to time may become, involved in legal proceedings, regulatory matters or other contingencies in the ordinary course of its business. In its opinion, the Company is not presently involved in any legal proceeding, regulatory matter or other contingency that, if determined adversely to it, would individually or in the aggregate have a material adverse effect on its business, operating results, financial condition or cash flows.

b) Purchase Commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting, technology operations and data services. Total non-cancellable purchase commitments as of September 30, 2022 were approximately $68.7 million expiring at various dates through 2026.

14. Related-Party Transactions

The Company incurred $0.1 million for consulting fees from Vista Equity Partners Management, LLC (“Vista”) for both the three and nine months ended September 30, 2022 and 2021 which are recorded in general and administrative expenses. As of September 30, 2022 and December 31, 2021, less than $0.1 million was included in accrued expenses in the condensed consolidated balance sheet.

The Company also entered into transactions during the nine months ended September 30, 2022 and 2021 to sell services to other Vista-controlled entities. The Company recognized $0.7 million and $0.4 million in revenue related to these transactions for the three months ended September 30, 2022 and 2021, respectively. The Company recognized $1.9 million and $0.7 million in revenue related to these transactions for the nine months ended September 30, 2022 and 2021, respectively. The Company also purchased software subscription and other services from Vista affiliates. The Company recognized $0.6 million and $0.5 million in expenses related to these transactions for the three months ended September 30, 2022 and 2021, respectively, and $1.7 million and $1.4 million in expenses related to these transactions for the nine months ended September 30, 2022 and 2021, respectively.

Cautionary Note Regarding Forward-Looking Statements

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

These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:

•
the effects of geopolitical, economic and market conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, the impact of the COVID-19 pandemic, and challenges in the supply chain on our operations, customer demand and our suppliers’ ability to meet our needs;
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
•
the fluctuations due to seasonality of the Company’s sales, billings, cash flow, operating expenses and operating results;
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
•
the impact of third-party or government claims, including regulatory claims or claims regarding the content and advertising distributed by the Company’s customers through its service;
•
risks associated with changes in financial accounting standards;
•
risks associated with fluctuations in currency exchange rates;
•
the Company’s ability to raise additional capital or generate cash flows necessary to expand its operations, consummate acquisitions and invest in new technologies in the future;
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

Macroeconomic Conditions and COVID-19

Global events, such as recent geopolitical instability, inflation and the COVID-19 pandemic, have created or contributed to uncertainty in macroeconomic conditions, including changes in interest rates, supply chain disruptions, labor shortages and increased labor costs, which, in turn, could decrease overall economic activity, hinder economic growth or cause a recession in the United States or in the global economy. Negative macroeconomic conditions may affect our clients’ businesses, which could result in reduced demand for our services or cancellations, increased demands for pricing accommodations or higher rates of delays in collection of, or losses on, our accounts receivable, which could adversely affect our results of operations. If we are unable to offset any decrease in revenue by increasing sales to new or existing customers, our revenues may decline or grow at lower rates. The extent of the impact of ongoing macroeconomic conditions on our operational and financial performance is uncertain and will depend on political, social, economic and regulatory factors that are outside of our control, including but not limited to the incidence and severity of additional COVID-19 virus variants and actions that may be taken by regulators and businesses (including customers) in response to macroeconomic uncertainty. We considered the impact of the current economic environment and COVID-19 on our estimates and assumptions and determined that there were no material adverse impacts on the unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022. As events continue to evolve and additional information becomes available, our estimates and assumptions may change materially in future periods.

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

The calculation excludes transactional revenue, revenue associated with our client conference and revenue associated with acquisitions where by-client revenue is not available. This revenue comprised 4.4% of revenue for each of the three months ended September 30, 2022 and 2021, respectively, and 4.4% and 3.1% of revenue for the nine months ended September 30, 2022 and 2021, respectively.

We believe our ability to not only retain, but upsell and cross-sell additional features and products to, our existing customers will continue to support our net dollar retention rate. As of September 30, 2022 and 2021, our net dollar retention rate was 116.1% and 90.0%, respectively. The year-over-year increase in our net dollar retention rate is primarily due to the lessening impact of the global COVID-19 pandemic in 2021 and 2022 on both the Event and Hospitality Clouds, resulting in increased spend on products supporting in-person events, in addition to the adoption of our virtual solution, Attendee Hub. With in-person meetings and events continuing to quickly return, our net dollar retention rate currently exceeds pre-pandemic levels. In the near-term, we believe our net dollar retention rate will return to pre-pandemic levels as the rate of growth of in-person meetings and events continues to normalize. Longer-term, we believe our net dollar retention rate may exceed pre-pandemic levels as a result of the market opportunity created by virtual and hybrid events and the accelerated digitization of the meetings and events industry.

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

For multi-year agreements for either Event Cloud or Hospitality Cloud solutions, we typically invoice the amount for the first year of the contract at signing, followed by subsequent annual invoices at the anniversary of each year. Since we bill most of our customers in advance, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced or recognized in revenue, they are considered by us to be unbilled contract value, and together with deferred revenue, remaining performance obligations. As of September 30, 2022 and December 31, 2021, our total current deferred revenue was $246.2 million and $239.8 million, respectively, which amounts do not include unbilled contract value for contracts not yet billed of $508.7 million and $573.4 million, respectively. We expect that the amount of unbilled contract value relative to the total value of our contracts will change from year to year for several reasons, including the amount of cash collected early in the contract term, the specific timing and duration of customer agreements, varying invoicing cycles of agreements, the specific timing of customer renewals, changes in customer financial circumstances and foreign currency fluctuations. We expect to recognize approximately 72.7% of our remaining performance obligations as revenue over the subsequent 24 months, and the remainder thereafter.

Cost of revenue

Cost of revenue primarily consists of employee-related expenses, such as salaries, benefits, bonuses and stock-based compensation, related to providing support and hosting our solutions, costs of cloud-based data center capacity, software license fees, costs to support our onsite, virtual and hybrid solutions, interchange fees related to merchant services and amortization expense associated with capitalized software. In addition, we allocate a portion of overhead, such as rent and depreciation and amortization to cost of revenue based on headcount.

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

Gross profit and gross margin

Gross profit is total revenue less total cost of revenue. Gross margin is gross profit expressed as a percentage of total revenue. We expect that our gross margin may fluctuate from period to period as a result of seasonality related to our onsite, virtual and hybrid solutions and merchant services products in the near-term, and additional costs associated with potential future acquisitions.

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

General and administrative

General and administrative expenses consist primarily of personnel and related expenses for administrative, internal information technology operations, finance, legal, corporate development, strategy and human resource staff, including salaries, benefits, bonuses and stock-based compensation, as well as professional fees, insurance premiums and other corporate expenses. In addition, we allocate a portion of overhead, such as rent and depreciation to general and administrative based on headcount.

We expect our general and administrative expenses to increase in absolute dollars in the near-term as we continue to expand our operations. Additionally, we expect to incur incremental general and administrative expenses to comply with the requirements of being a public company.

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

Other

Our other income/expense items include interest expense, amortization of deferred financing costs and debt discount, loss on extinguishment of debt, net and other income, net.

Interest expense

Interest expense relates primarily to interest payments on our outstanding borrowings under our credit facilities as further described in Note 11. “Debt” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly

Report. As of September 30, 2022, the Company had outstanding borrowings of $165.0 million under its five-year, $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility”).

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

Other income, net

Other income, net consists primarily of interest income, foreign currency gains or losses, and import tax credits.

Provision for income taxes

Provision for income taxes consists primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table sets forth our consolidated statement of operations for the periods indicated:

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Event Cloud	$112,895	$92,484
Hospitality Cloud	48,426	41,574
Total revenue	161,321	134,058
Cost of revenue	63,011	50,635
Gross profit	98,310	83,423
Operating expenses:
Sales and marketing	42,869	37,161
Research and development	34,232	25,685
General and administrative	24,685	25,358
Intangible asset amortization, exclusive of amounts included in cost of revenue	12,170	12,757
Total operating expenses	113,956	100,961
Loss from operations	(15,646)	(17,538)
Interest expense	(1,857)	(7,546)
Amortization of deferred financial costs and debt discount	(157)	(938)
Other income, net	1,094	1,864
Loss before income taxes	(16,566)	(24,158)
Provision for income taxes	1,667	1,968
Net loss	$(18,233)	$(26,126)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,
	2022	2021
Consolidated Statement of Operations Data:
Revenue:
Event Cloud	70.0%	69.0%
Hospitality Cloud	30.0%	31.0%
Total revenue	100.0%	100.0%
Cost of revenue	39.1%	37.8%
Gross profit	60.9%	62.2%
Operating expenses:
Sales and marketing	26.6%	27.7%
Research and development	21.2%	19.2%
General and administrative	15.3%	18.9%
Intangible asset amortization, exclusive of amounts included in cost of revenue	7.5%	9.5%
Total operating expenses	70.6%	75.3%
Loss from operations	(9.7%)	(13.1%)
Interest expense	(1.2%)	(5.6%)
Amortization of deferred financial costs and debt discount	(0.1%)	(0.7%)
Other income, net	0.7%	1.4%
Loss before income taxes	(10.3%)	(18.0%)
Provision for income taxes	1.0%	1.5%
Net loss	(11.3%)	(19.5%)

Revenue

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Revenue:
Event Cloud	$112,895	$92,484	$20,411	22.1%
Hospitality Cloud	48,426	41,574	6,852	16.5%
Total revenue	$161,321	$134,058	$27,263	20.3%

Total revenue for the three months ended September 30, 2022 was $161.3 million, an increase of $27.3 million, or 20.3% compared to the three months ended September 30, 2021. Event Cloud revenue accounted for $112.9 million, or 70.0% of total revenue, and Hospitality Cloud revenue accounted for $48.4 million, or 30.0% of total revenue, for the three months ended September 30, 2022.

Event Cloud revenue increased $20.4 million, or 22.1%, during the three months ended September 30, 2022 compared to the prior year. The increase was due to the strong performance of products that support in-person meetings as there is sustained momentum in the return of in-person meetings. While revenue associated with virtual meetings is still one of our top Event Cloud revenue drivers, the return of in-person meetings has caused a revenue mix shift towards products that support in-person and hybrid meetings. These increases were partially offset by the timing of revenue associated with our client conference, Cvent CONNECT, which was held in the second quarter of 2022 compared to the third quarter of 2021, and represented $1.2 million of revenue in the third quarter of 2021.

Hospitality Cloud revenue increased $6.9 million, or 16.5%, during the three months ended September 30, 2022 compared to the prior year primarily due to increased demand of our advertising and software solutions driven by the sustained momentum in the return of in-person meetings and events. These increases were partially offset by the timing of revenue associated with our client conference, Cvent CONNECT, which was held in the second quarter of 2022 compared to the third quarter of 2021, and represented $1.6 million of revenue in the third quarter of 2021.

We generate the majority of our revenue from North America. Revenue from outside North America accounted for 12.7% and 13.9% of total revenue for the three months ended September 30, 2022 and 2021, respectively. In the near-term, in absolute dollars, we expect that total revenue from outside North America will increase at the same rate as the rest of our business, and as such, we expect that total revenue from outside of North America as a proportion of total revenue will not substantially change.

Cost of Revenue

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Cost of revenue	$63,011	$50,635	$12,376	24.4%

Cost of revenue for the three months ended September 30, 2022 was $63.0 million, an increase of $12.4 million, or 24.4%, compared to the three months ended September 30, 2021. This increase was primarily driven by a $4.4 million increase in employee expense due to a 24.7% increase in average headcount, a $1.8 million increase in stock-based compensation, a $1.3 million increase in hosting expense and a $1.0 million increase in amortization of capitalized software development costs. Additionally, third-party costs related to supporting virtual, in-person, and hybrid events increased $3.1 million and credit card interchange fees related to our merchant services business increased $1.8 million primarily driven by the sustained momentum in the return of in-person meetings and events. These increases were partially offset by the timing of costs associated with our client conference, Cvent CONNECT, which was held in the second quarter of 2022 compared to the third quarter of 2021, and represented $0.9 million of costs in the third quarter of 2021.

Operating Expenses

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Sales and marketing	$42,869	$37,161	$5,708	15.4%
Research and development	34,232	25,685	8,547	33.3%
General and administrative	24,685	25,358	(673)	-2.7%
Intangible asset amortization, exclusive of amounts included in cost of revenue	12,170	12,757	(587)	(4.6%)
Total operating expenses	$113,956	$100,961	$12,995	12.9%

Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 2022 were $42.9 million, an increase of $5.7 million, or 15.4%, compared to the three months ended September 30, 2021. This increase was primarily driven by a $4.6 million increase in employee expense due to a 15.3% increase in average headcount, a $3.8 million increase in stock-based compensation, and a $0.9 million increase in marketing program spend. These increases were partially offset by the timing of costs associated with our client conference, Cvent CONNECT, which was held in the second quarter of 2022 compared to the third quarter of 2021, and represented $3.6 million of costs in the third quarter of 2021.

Research and Development. Research and development expenses for the three months ended September 30, 2022 were $34.2 million, an increase of $8.5 million, or 33.3%, compared to the three months ended September 30, 2021. This increase was primarily driven by a $6.4 million increase in employee expense due to a 17.1% increase in average headcount and a $3.1 million increase in stock-based compensation.

General and Administrative. General and administrative expenses for the three months ended September 30, 2022 were $24.7 million, a decrease of $0.7 million, or 2.7%, compared to the three months ended September 30, 2021. This decrease was primarily driven by a $4.1 million decrease in bad debt expense. This decrease was partially offset by a $2.2 million increase in stock-based compensation, a $1.9 million increase in employee expense due to a 18.7% increase in average headcount, and a $0.9 million increase in corporate insurance related to public company directors' and officers' insurance.

Intangible Asset Amortization, Exclusive of Amounts Included in Cost of Revenue. Intangible asset amortization, exclusive of amounts included in cost of revenue for the three months ended September 30, 2022 was $12.2 million, a decrease of $0.6 million, or 4.6%, compared to the three months ended September 30, 2021. This decrease was driven primarily by the scheduled decline in the amortization of intangible assets acquired in past years and no significant business acquisitions occurring in 2022.

Interest Expense

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Interest expense	$(1,857)	$(7,546)	$5,689	(75.4%)

Interest expense for the three months ended September 30, 2022 was $1.9 million, a decrease of $5.7 million, or 75.4%, compared to the three months ended September 30, 2021. This decrease was driven primarily by a significantly lower principal amount on our outstanding long-term debt as a result of the $500.0 million partial repayment of the Company’s Term Loan Facility in December 2021. Additionally, the Company made partial repayments totaling $50.0 million under the Company’s Revolving Credit Facility during the three months ended September 30, 2022, partially offset by additional borrowings of $20.0 million.

Amortization of Deferred Financing Costs and Debt Discount

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Amortization of deferred financing costs and debt discount	$(157)	$(938)	$781	(83.3%)

Amortization of deferred financing costs and debt discount for the three months ended September 30, 2022 was $0.2 million, a decrease of $0.8 million, or 83.3%, compared to the three months ended September 30, 2021 due to the acceleration of amortization of deferred financing costs and debt discount associated with the prepayment of the outstanding principal balance under the Term Loan Facility.

Other Income, Net

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Other income, net	$1,094	$1,864	$(770)	(41.3%)

Other income, net for the three months ended September 30, 2022 was $1.1 million, a decrease of $0.8 million, or 41.3%, as compared to the three months ended September 30, 2021. The decrease in other income for the three months ended September 30, 2022 resulted primarily from lower foreign currency gains.

Provision for Income Taxes

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Provision for income taxes	$1,667	$1,968	$(301)	(15.3%)

Provision for income taxes for the three months ended September 30, 2022 was $1.7 million, a decrease of $0.3 million, or 15.3%, compared to the three months ended September 30, 2021. The decrease primarily resulted from the recording of lower pre-tax book income in high tax foreign jurisdictions.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table sets forth our consolidated statement of operations for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Event Cloud	$320,517	$259,207
Hospitality Cloud	139,122	114,952
Total revenue	459,639	374,159
Cost of revenue	184,772	140,479
Gross profit	274,867	233,680
Operating expenses:
Sales and marketing	131,787	99,069
Research and development	98,766	72,016
General and administrative	75,633	63,711
Intangible asset amortization, exclusive of amounts included in cost of revenue	36,484	38,721
Total operating expenses	342,670	273,517
Loss from operations	(67,803)	(39,837)
Interest expense	(7,054)	(22,717)
Amortization of deferred financial costs and debt discount	(734)	(2,823)
Loss on extinguishment of debt	(3,219)	-
Other income, net	1,979	6,135
Loss before income taxes	(76,831)	(59,242)
Provision for income taxes	4,292	5,294
Net loss	$(81,123)	$(64,536)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
Consolidated Statement of Operations Data:
Revenue:
Event Cloud	69.7%	69.3%
Hospitality Cloud	30.3%	30.7%
Total revenue	100.0%	100.0%
Cost of revenue	40.2%	37.5%
Gross profit	59.8%	62.5%
Operating expenses:
Sales and marketing	28.7%	26.5%
Research and development	21.5%	19.2%
General and administrative	16.5%	17.0%
Intangible asset amortization, exclusive of amounts included in cost of revenue	7.9%	10.3%
Total operating expenses	74.6%	73.1%
Loss from operations	(14.8%)	(10.6%)
Interest expense	(1.5%)	(6.1%)
Amortization of deferred financial costs and debt discount	(0.2%)	(0.8%)
Loss on extinguishment of debt	(0.7%)	0.0%
Other income, net	0.4%	1.6%
Loss before income taxes	(16.7%)	(15.8%)
Provision for income taxes	0.9%	1.4%
Net loss	(17.6%)	(17.2%)

Revenue

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Revenue:
Event Cloud	$320,517	$259,207	$61,310	23.7%
Hospitality Cloud	139,122	114,952	24,170	21.0%
Total revenue	$459,639	$374,159	$85,480	22.8%

Total revenue for the nine months ended September 30, 2022 was $459.6 million, an increase of $85.5 million, or 22.8%, compared to the nine months ended September 30, 2021. Event Cloud revenue accounted for $320.5 million, or 69.7% of total revenue, and Hospitality Cloud revenue accounted for $139.1 million, or 30.3% of total revenue, for the nine months ended September 30, 2022.

Event Cloud revenue increased $61.3 million, or 23.7%, during the nine months ended September 30, 2022 compared to the prior year. The increase was due to the strong performance of products that support in-person meetings as there is sustained momentum in the return of in-person meetings. While revenue associated with virtual meetings is still one of our top Event Cloud revenue drivers, the return of in-person meetings has caused a revenue mix shift towards products that support in-person and hybrid meetings.

Hospitality Cloud revenue increased $24.2 million, or 21.0%, during the nine months ended September 30, 2022 compared to the prior year primarily due to increased demand of our advertising and software solutions driven by the sustained momentum in the return of in-person meetings and events.

We generate the majority of our revenue from North America. Revenue from outside North America accounted for 12.0% and 13.6% of total revenue for the nine months ended September 30, 2022 and 2021, respectively. In the near-term, in absolute dollars, we expect that total revenue from outside North America will increase at the same rate as the rest of our business, and as such, we expect that total revenue from outside of North America as a proportion of total revenue will not substantially change.

Cost of Revenue

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Cost of revenue	$184,772	$140,479	$44,293	31.5%

Cost of revenue for the nine months ended September 30, 2022 was $184.8 million, an increase of $44.3 million, or 31.5%, compared to the nine months ended September 30, 2021. This increase was primarily driven by a $13.3 million increase in employee expense due to a 30.6% increase in average headcount, a $6.8 million increase in hosting expense, a $3.8 million increase in stock-based compensation, a $2.8 million increase in amortization of capitalized software development costs, and a $1.1 million increase in costs associated with our client conference, Cvent CONNECT. Additionally, third-party costs related to supporting virtual, in-person, and hybrid events increased $10.0 million, and credit card interchange fees related to our merchant services business increased $5.4 million, both of which were primarily driven by the sustained momentum in the return of in-person meetings and events.

Operating Expenses

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Sales and marketing	$131,787	$99,069	$32,718	33.0%
Research and development	98,766	72,016	26,750	37.1%
General and administrative	75,633	63,711	11,922	18.7%
Intangible asset amortization, exclusive of amounts included in cost of revenue	36,484	38,721	(2,237)	(5.8%)
Total operating expenses	$342,670	$273,517	$69,153	25.3%

Sales and Marketing. Sales and marketing expenses for the nine months ended September 30, 2022 were $131.8 million, an increase of $32.7 million, or 33.0%, compared to the nine months ended September 30, 2021. This increase was primarily driven by an $16.1 million increase in employee expense due to a 15.7% increase in average headcount, a $10.2 million increase in stock-based compensation, a $5.1 million increase in marketing program spend, and a $0.7 million increase in travel related expense. Additionally, costs associated with our client conference, Cvent CONNECT, increased $1.1 million.

Research and Development. Research and development expenses for the nine months ended September 30, 2022 were $98.8 million, an increase of $26.8 million, or 37.1%, compared to the nine months ended September 30, 2021. This increase was primarily driven by an $18.6 million increase in employee expense due to a 15.7% increase in average headcount, a $7.5 million increase in stock-based compensation, and a $1.9 million decrease in wage subsidies received pursuant to the Canada Emergency Wage Subsidy program in 2022 compared to 2021. These increases were partially offset by a $0.8 million decrease in depreciation expense.

General and Administrative. General and administrative expenses for the nine months ended September 30, 2022 were $75.6 million, an increase of $11.9 million, or 18.7%, compared to the nine months ended September 30, 2021. This increase was primarily driven by a $7.7 million increase in stock-based compensation, a $6.0 million increase in employee expense due to a 22.4% increase in average headcount, a $2.8 million increase in corporate insurance related to public company directors' and officers' insurance, a $1.6 million increase in contracted services, and a $1.3 million increase in licenses and fees. A portion of these cost increases are related to additional costs incurred as a publicly traded company. These increases were partially offset by a $5.2 million decrease in bad debt expense and a $0.9 million decrease in legal costs associated with prosecuting a trade secret misappropriation claim.

Intangible Asset Amortization, Exclusive of Amounts Included in Cost of Revenue. Intangible asset amortization, exclusive of amounts included in cost of revenue for the nine months ended September 30, 2022 was $36.5 million, a decrease of $2.2 million, or, 5.8% compared to the nine months ended September 30, 2021. This decrease was driven primarily by the scheduled decline in the amortization of intangible assets acquired in past years and no significant business acquisitions occurring in 2022.

Interest Expense

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Interest expense	$(7,054)	$(22,717)	$15,663	(68.9%)

Interest expense for the nine months ended September 30, 2022 was $7.1 million, a decrease of $15.7 million, or 68.9%, compared to the nine months ended September 30, 2021. This decrease was driven primarily by a significantly lower principal amount on our outstanding long-term debt as a result of the $500.0 million partial repayment of the Company’s Term Loan Facility in December 2021. Additionally, the Company made partial repayments totaling $120.0 million of the Company’s Revolving Credit Facility during the nine months ended September 30, 2022, partially offset by additional borrowings of $20.0 million.

Amortization of Deferred Financing Costs and Debt Discount

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Amortization of deferred financing costs and debt discount	$(734)	$(2,823)	$2,089	(74.0%)

Amortization of deferred financing costs and debt discount for the nine months ended September 30, 2022 was $0.7 million, a decrease of $2.1 million, or 74.0%, compared to the nine months ended September 30, 2021 due to the acceleration of amortization of deferred financing costs and debt discount associated with the prepayment of the outstanding principal balance under the Term Loan Facility.

Loss on Extinguishment of Debt

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Loss on extinguishment of debt	$(3,219)	$-	$(3,219)	100.0%

Loss on extinguishment of debt for the nine months ended September 30, 2022 was $3.2 million, which is due to the acceleration of debt issuance costs amortization associated with repayment of the outstanding principal balance under the Term Loan Facility.

Other Income, Net

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Other income, net	$1,979	$6,135	$(4,156)	(67.7%)

Other income, net for the nine months ended September 30, 2022 was $2.0 million, a decrease of $4.2 million, or 67.7%, as compared to the nine months ended September 30, 2021. The decrease in other income for the nine months ended September 30, 2022 and 2021 resulted primarily from lower foreign currency gains.

Provision for Income Taxes

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Provision for income taxes	$4,292	$5,294	$(1,002)	(18.9%)

Provision for income taxes for the nine months ended September 30, 2022 was $4.3 million, a decrease of $1.0 million, or 18.9% , compared to the nine months ended September 30, 2021. The decrease primarily resulted from the recording of lower pre-tax book income in high tax foreign jurisdictions.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the non-GAAP measures of Adjusted EBITDA and Adjusted EBITDA margin are useful in evaluating our operating performance. We believe that non-GAAP financial information, when considered collectively with the corresponding GAAP measures, may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

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

A reconciliation of Adjusted EBITDA to net loss and of Adjusted EBITDA margin to net loss margin (defined as net loss divided by revenue), the most directly comparable GAAP measure, respectively, for the three and nine months ended September 30, 2022 and 2021, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Adjusted EBITDA:
Net loss	$(18,233)	$(26,126)	$(81,123)	$(64,536)
Adjustments:
Interest expense	1,857	7,546	7,054	22,717
Amortization of deferred financing costs and debt discount	157	938	734	2,823
Loss on extinguishment of debt	—	—	3,219	—
Other income, net	(1,094)	(1,864)	(1,979)	(6,135)
Provision for income taxes	1,667	1,968	4,292	5,294
Depreciation	1,817	2,493	5,740	8,478
Amortization of software development costs	16,459	15,508	49,181	45,917
Intangible asset amortization	12,170	12,757	36,484	38,721
Stock-based compensation expense	19,288	8,387	46,008	16,811
Restructuring expense (1)	224	1,212	760	1,777
Cost related to acquisitions (2)	(141)	60	676	1,245
Other items (3)	(427)	547	(1,182)	(2,255)
Adjusted EBITDA	$33,744	$23,426	$69,864	$70,857
Adjusted EBITDA Margin:
Revenue	$161,321	$134,058	$459,639	$374,159
Net loss margin (4)	(11.3%)	(19.5%)	(17.6%)	(17.2%)
Adjusted EBITDA margin (4)	20.9%	17.5%	15.2%	18.9%

(1)
Restructuring expense includes retention bonuses paid to employees of acquired entities and costs to discontinue use of a back-office system and closing of office space.
(2)
Represents costs incurred in association with acquisition activity, including due diligence and post-acquisition earn out payments.
(3)
Includes other costs associated with prosecuting a trade secret misappropriation claim, and credit facility fees, net of the gain from government subsidies related to the global COVID-19 pandemic.
(4)
Net loss margin represents net loss divided by revenue, and Adjusted EBITDA margin represents Adjusted EBITDA divided by revenue.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, on-going collection of our accounts receivable and borrowings under our Revolving Credit Facility (see Note 11. “Debt” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report). Outstanding borrowings under the Revolving Credit Facility may fluctuate on a quarterly basis due to the seasonality of the Company’s operating cash flows, and the Company’s desire to minimize interest expense. Cash and cash equivalents may include holdings in bank demand deposits, money market instruments and certificates of deposit. We also periodically invest a portion of our excess cash in short-term investments with stated maturity dates between three months and one year from the purchase date.

We believe that existing cash and cash equivalents and short-term investments held by us, cash and cash equivalents anticipated to be generated by us and borrowing capacity under our Revolving Credit Facility are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least 12 months and beyond. We also believe that these financial resources will continue to allow us to manage the ongoing impact of macroeconomic conditions, including COVID-19, on our business operations for the foreseeable future, including mitigating potential reductions in revenue and delays in payments from our customers and partners. Our future capital requirements will depend on several factors, including but not limited to our obligation to repay any amounts outstanding under our Revolving Credit Facility, our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions, the continuing market adoption of our platform and our level of acquisition activity or other strategic transactions. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

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

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$141,154	$121,558
Net cash used in investing activities	(49,851)	(50,383)
Net cash used in financing activities	(96,046)	(18,886)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,391)	(2,250)
Change in cash, cash equivalents, and restricted cash	(16,134)	50,039
Cash, cash equivalents, and restricted cash at beginning of year	126,629	65,470
Cash, cash equivalents, and restricted cash at September 30, 2022	$110,495	$115,509
Cash paid for interest	$6,955	$22,721

Operating Activities

Net cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the amount and timing of customer payments. Cash provided by operations in the nine months ended September 30, 2022 and 2021 is primarily attributable to net loss adjusted for non-cash items. Cash provided by operations is also attributable to the change in accounts receivable and deferred revenue, which is driven by the seasonality of our business as a result of higher levels of invoicing in the first and fourth quarters and our collections process. Our cash flows from operating activities are generally reflective of our ability to invoice annual subscription fees upfront with payments due 30 days after the customer’s receipt of the invoice.

For the nine months ended September 30, 2022, net cash provided by operating activities was $141.2 million, which was primarily driven by an $81.1 million net loss adjusted for non-cash items, including $91.2 million in depreciation and amortization, $46.0 million in stock-based compensation, and $23.8 million in amortization of capitalized commission, as well as other working capital components, including a $45.6 million increase in accounts payable, accrued expenses and other liabilities, a $34.2 million decrease in accounts receivable, and a $7.7 million increase in deferred revenue, partially offset by a $27.7 million increase in capitalized commissions, net. For the nine months ended September 30, 2021, net cash provided by operating activities was $121.6 million, which was primarily driven by a $64.5 million net loss adjusted for items, including $93.1 million in depreciation and amortization, $21.6 million in amortization of capitalized commissions, and $16.8 million in stock-based compensation, as well as other working capital components, including a $52.6 million decrease in accounts receivable, partially offset by a $26.7 million increase in capitalized commissions, net, and an $18.9 million increase in deferred revenue.

Investing Activities

Our investing activities have consisted primarily of costs related to software developed for internal use, purchases of computer equipment and leasehold improvements, purchases and sales of short-term investments and business acquisitions. During 2021 and 2022, the impact of the pandemic lessened, and as these effects continue to lessen and as our business grows, we expect our capital expenditures and our investment activity to continue to increase.

For the nine months ended September 30, 2022, net cash used in investing activities was $49.9 million, reflecting $38.4 million in capitalized software development, $2.3 million in net purchases of short-term investments, $3.6 million in acquisitions, net of cash acquired, and $5.7 million in purchases of property and equipment. For the nine months ended September 30, 2021, net cash used in investing activities was $50.4 million, reflecting $30.3 million in capitalized software development, $14.8 million for the acquisition of Shoflo, LLC, net of maturities, $2.8 million of purchases of property and equipment, and $2.7 million of purchases of short-term investments.

Financing Activities

Our financing activities have consisted primarily of principal payments on the Term Loan Facility, partially offset by net borrowings under the Revolving Credit Facility and proceeds from the exercise of stock options. For the nine months ended September 30, 2022, net cash used in financing activities was $96.0 million, consisting primarily of the repayment of $265.7 million in the Company's Term Loan, as well as $120.0 million in repayments under the Revolving Credit Facility, partially offset by $285.0 million in borrowings under the Revolving Credit Facility and $7.8 million in proceeds from the exercise of stock options. For the nine months ended September 30, 2021, net cash used in financing activities was $18.9 million, consisting of $13.4 million in repayments on the Company’s prior $40.0 million Revolving Credit Facility and $6.0 million of scheduled principal payments on the Company’s Term Loan Facility.

Commitments and Contingencies

See the information set forth in Note 13. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Indemnification Agreements

In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses related to breach of confidentiality and claims by third parties of intellectual property infringement, misappropriation or other violation. See Part I, Item 1A. “Risk Factors—We have indemnity provisions under our contracts with our customers, channel partners and other third parties, which could have a material adverse effect on our business” in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, we enter into indemnification agreements with our directors and certain officers and employees that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. There are no claims that we are aware of that could have a material adverse effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is involved in legal proceedings, regulatory matters or other contingencies in the ordinary course of its business. In its opinion, the Company is not presently involved in any legal proceeding, regulatory matter or other contingency that, if determined adversely to it, would individually or in the aggregate have a material adverse effect on its business, operating results, or financial condition.

Item 1A. Risk Factors.

There have been no material changes to the risk factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2022. Those risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. If any of the identified risks or others not specified in our SEC filings materialize, our business, financial condition or results of operations could be materially adversely affected. In these circumstances, the market price of our common stock could decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index attached hereto are filed or incorporated by reference (as stated therein) as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Cvent Holding Corp. 2021 Omnibus Incentive Plan Form of Option Award Agreement.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CVENT HOLDING CORP.

Date: November 3, 2022	By:	/s/ William J. Newman, III
William J. Newman, III
SVP and Chief Financial Officer