Form 10-K
period 2022-12-31
CVENT HOLDING CORP.
filed 2023-03-14
CIK 1827075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was $268.3 million based upon the closing price reported for such date on the Nasdaq Global Market.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2023 was 489,023,271.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

CVENT HOLDING CORP.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in the Annual Report, including, statements that reflect our current views with respect to future events and financial performance, business strategies, and expectations for our business; statements regarding our or our management’s expectations, hopes, beliefs, intentions, plans or strategies regarding the future and statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “can,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “ongoing,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “will,” “approximately,” “likely,” “shall” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:

•
our proposed acquisition by an affiliate of Blackstone Capital Partners VIII L.P. (“Blackstone”), including the occurrence of any event, change or other circumstance that could give rise to our right or the right of Blackstone or both of us to terminate the Merger Agreement (as defined herein), including circumstances requiring us to pay Blackstone a termination fee pursuant to the Merger Agreement;
•
the risk that the acquisition may not close in the anticipated timeframe or at all due to one or more of the closing conditions to the acquisition not being satisfied or, to the extent permitted by applicable law, waived, including due to the failure to obtain applicable regulatory approvals or the approval of our stockholders in a timely manner or otherwise;

•
the risk that the proposed acquisition disrupts our current plans and operations;
•
the risk that there may be unexpected costs, charges or expenses resulting from the proposed acquisition;
•
risks related to disruption of management's time and attention from ongoing business operations due to the proposed acquisition;
•
the risk that any announcements related to the proposed acquisition could have adverse effects on our ability to retain and hire key personnel and to maintain relationships with business partners, suppliers and customers and on our operating results and business generally;
•
the risk that certain restrictions during the pendency of the proposed acquisition may impact our ability to pursue certain business opportunities or strategic transactions;
•
the risk of litigation that could be instituted against us or our directors or officers and/or regulatory actions related to the proposed acquisition, including the effects of any outcomes related thereto;
•
the impact of the global COVID-19 pandemic and other geopolitical, macroeconomic and market conditions on our industry, business and customers, and our susceptibility to declines or disruptions in the demand for meetings and events;
•
our ability to sell additional solutions to our customers;
•
our ability to retain our existing customer base and to attract and retain new customers;
•
our ability to maintain and expand relationships with hotels and venues;
•
the impact of a data breach or other security incident involving our or our customers’ confidential or personal information stored in our or our third-party service providers’ systems;
•
risks associated with indemnity provisions in some of our agreements;
•
the competitiveness of the market in which we operate;
•
the impact of a disruption of our operations, infrastructure or systems, or disruption of the operations, infrastructure or systems of the third parties on which we rely;

•
our ability to maintain access to third-party licenses and comply with our obligations under license or technology agreements with third parties;
•
our ability to expand our sales force;
•
risks and uncertainties associated with potential and completed acquisitions and divestitures;
•
our ability to operate offices located outside of the United States, including India;
•
the impact of declines or disruptions in the demand for events and meetings;
•
the impact of any significant reduction in spending by advertisers on our platforms;
•
our history of losses and ability to achieve profitability in the future;
•
our ability to develop, introduce and market new and enhanced versions of its solutions to meet customer needs and expectations;
•
the impact of delays in product and service development, including delays beyond our control;
•
our ability to fund our research and development efforts;
•
the impact of our lengthy and unpredictable sales cycle;
•
our ability to retain, hire and integrate skilled personnel, including our senior management team;
•
the fluctuations due to seasonality of our sales, billings, cash flow, operating expenses and operating results;
•
our ability to offer high-quality customer support;
•
the impact of contractual disputes with our customers;
•
our ability to maintain, enhance and protect our brand;
•
our ability to maintain and develop the compatibility of our solutions with third-party applications;
•
risks related to incorrect or improper use of our solutions or our failure to properly train customers on how to utilize our solutions;
•
the impact of our reliance on data provided by third parties;
•
risks associated with privacy concerns and end users’ acceptance of Internet behavior tracking;
•
our ability to maintain our corporate culture as we grow;
•
our ability to comply with legal requirements, contractual obligations and industry standards relating to security, data protection and privacy;
•
our ability to comply with the rules and regulations adopted by the payment card networks;
•
our ability to obtain, maintain, protect and enforce our intellectual property and proprietary rights;
•
risks associated with lawsuits by third parties for alleged infringement, misappropriation or other violation of their intellectual property and proprietary rights;
•
risks associated with our use of open source software in certain of our solutions;
•
risks associated with changes in tax laws;
•
the impact of third-party or government claims, including regulatory claims or claims regarding the content and advertising distributed by our customers through our service;
•
risks associated with changes in financial accounting standards;
•
risks associated with fluctuations in currency exchange rates;

•
our ability to raise additional capital or generate cash flows necessary to expand our operations, consummate acquisitions and invest in new technologies in the future;
•
our ability to maintain proper and effective internal control over financial reporting;
•
changes in applicable laws or regulations;
•
other factors discussed in Part I, Item 1A. “Risk Factors” of this Annual Report and included elsewhere in this Annual Report; and
•
other factors beyond our control.

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report may not, in fact, occur. Moreover, we operate in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors. Accordingly, you should not place undue reliance on those statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. You should read this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Part I

In this Annual Report, the terms the “Company,” “Cvent,” “we,” “us,” and “our” refer to Cvent Holding Corp. and its subsidiaries, unless the context indicates otherwise.

Item 1. Business

Our Mission

Our mission is to transform the meetings and events industry through technology that delivers engagement across virtual, in-person and hybrid events.

Business Overview

Cvent® is a leading cloud-based platform of enterprise event marketing and management and hospitality solutions. We power the marketing and management of meetings and events through our Event Cloud and Hospitality Cloud solutions. Our Event Cloud consists of tools to enable event organizers to manage the entire event lifecycle and deliver engaging experiences across every type of event and all event formats: in-person, virtual and hybrid. Event Cloud serves as the system of record for event and engagement data collected across an organization’s total event program, which comprises every internal and external event an organization hosts or attends (“Total Event Program”). Our Hospitality Cloud offers a marketplace that connects event organizers looking for the appropriate event space for their in-person and hybrid events with hoteliers and venue operators through a vertical search engine built on our proprietary database of detailed event space information. In addition, our Hospitality Cloud provides marketing and software solutions that hotels and venues leverage to digitally showcase their event space to attract valuable leads and grow their businesses. This combination of our Event Cloud and Hospitality Cloud solutions results in a cohesive platform.

Meetings and events are prevalent in organizations of almost every size, industry vertical and geography. The meetings and events space encompasses a broad spectrum of external marketing events, such as customer events, conferences, trade shows and prospect meetings; and internal events, such as sales kick-offs, training seminars, board meetings and companywide gatherings. Collectively, organizations spent approximately $1 trillion on meetings and events globally in 2018, according to the Events Industry Council. According to a 2021 Frost & Sullivan study we commissioned, the total addressable market (“TAM”) for our platform is $29.7 billion, across our Event Cloud and Hospitality Cloud solutions. See “Business—Our Market Opportunity” for a discussion of what is included in our TAM.

Meetings and events are regarded as some of the most effective marketing channels for building engagement with customers, employees and members. External events, whether conducted in-person or virtually, are critical to marketing efforts, as they represent opportunities for enterprises to directly engage with their most important external audiences. Events offer a highly effective way for organizations to maximize engagement throughout the customer journey, helping them to generate and qualify leads, deepen relationships with customers and build brand loyalty and advocacy. According to a 2021 Forrester study we commissioned, 74% of respondents considered events to be their most important demand generation tactic. Forrester also estimates that events in total comprise approximately 24% of the average organization’s business-to-business (“B2B”) marketing program budget. In addition, internal events aid in employee retention and development, as they offer critical opportunities for human resources, training professionals and executive leadership to inspire and motivate their employees through engaging experiences.

In 2020, the meetings and events industry was transformed by the global COVID-19 pandemic, which forced events into virtual environments and accelerated the ongoing digital transformation of the events industry. For virtual events, the event technology is the event venue, video is the primary method of content delivery and virtual attendees create a digital footprint of all of their event engagement that can be captured, analyzed and leveraged to both deliver better event experiences and inform subsequent sales and marketing efforts. Even as the pandemic subsides, we believe virtual events will continue to remain prominent due to their ability to attract and engage vast audiences across the globe.

However, we believe the fundamental and innate desire to meet in-person will mean that organizations’ Total Event Programs will feature a combination of virtual events, in-person events and hybrid events that offer the benefits of both. The hybrid event model enables organizations to harness the advantages of both in-person and virtual meetings at the same time by reaching both a broader audience and achieving greater levels of engagement across far more attendees, thereby unlocking the potential for maximum return on their events investment.

With three event formats now available to organizations, we believe enterprises will host more events, more frequently and with more registrants, and that they will also expand their event technology spend given the increased complexity of their Total Event Program. The ability to shift among event formats using one platform to run those events also allows companies to optimize the cost of their events to hit budget targets. For event professionals, planning, marketing and executing an event is a highly complex endeavor that can become inefficient and time-consuming when managed using traditional manual processes, homegrown solutions or disparate point software solutions. This complexity is further exacerbated by the proliferation of hybrid events which essentially require planners to simultaneously execute two events that are consistent across distinct event formats. With events throughout the customer journey now being held across various event types and multiple event formats, organizations increasingly need a single system of record – one platform – to collect and analyze these interrelated account and attendee engagement data points and act on this data, as well as manage the associated meetings spend, enabling them to measure the impact of, and return on, their events investment.

We address these challenges faced by event organizers with our end-to-end Event Cloud platform with solutions to drive engagement and manage all event types and processes within an organization’s Total Event Program. Prior to an event, event organizers use our platform to identify the appropriate venue within our marketplace, secure competitive proposals from venues, configure an event diagram, evaluate and secure speakers to design an impactful agenda, build an event website with tailored registration and pre-event content, market the event by sending segmented invitations and follow-up reminders, conduct pre-event surveys, manage in-person and hybrid event logistics such as travel and lodging, manage budgets and fee collections and produce broadcast-quality video content that can engage attendees before an event occurs. During the course of an event, our platform enables event marketers and planners to process registrations, check-in attendees, conduct virtual and in-person sessions, broadcast pre-recorded or live sessions for online audiences, facilitate online or in-person appointments and lead capture and manage on-going communication with attendees via an event-specific mobile app. Following an event, exhibitors and sponsors can act on leads collected via our platform, while event organizers can leverage our platform to analyze registration, attendance, attendee engagement, session data and survey responses to measure attendee engagement, content effectiveness and overall event success, as well as provide registrants with web or mobile app access to on-demand video content to keep attendees engaged after an event concludes.

Our platform leverages specific engagement actions within our Event Cloud platform to generate an engagement score for each attendee. When this data is integrated with an organization’s customer relationship management (“CRM”) and marketing automation system, it can boost existing lead scores and inform the optimal action including sending leads to sales, putting engaged attendees into marketing nurture streams and improving future events. Cross-event analysis also enables organizations to measure the effectiveness of the entirety of their Total Event Program. The ability of our platform to provide organizations with insights into buyer interests across the customer journey across all events has made the event program even more strategic and has positioned event technology as a critical component of an organization’s marketing technology stack.

Group business is a critical component of revenue and income for the hospitality industry. We believe that as the hospitality industry continues to recover from the significant impact of the pandemic, hoteliers and venues are actively seeking to drive group meeting business and are turning to digital marketing tools and supporting software solutions to reach buyers globally at scale, to market and sell their event space, services and sleeping rooms.

Our Hospitality Cloud solution offers vertical online marketplaces that connect event organizers seeking event space to hotels and venues. Our platform helps hotels find event organizers and win group business by enabling them to advertise and digitally showcase their event space, and also provides event organizers with tools to search, diligence, negotiate and contract with hotels for that event space. Cvent Supplier Network™ (“CSN”) connects approximately 109,000 meeting and event organizers with over 302,000 hotels and venues featured in our proprietary global database as of December 31, 2022. We believe that CSN™ contains one of the world’s most extensive and accurate repositories of detailed meeting venue information, empowering event organizers to search for, and qualify, potential event sites. We also believe that our marketplace generates significant network effects that simultaneously increase the volume of requests for proposal (“RFPs”), submitted from event organizers and increase the number of hospitality professionals using our system to respond to RFPs.

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

We sell our platform primarily through a direct inside sales team. For our Event Cloud, our customers enter into annual and multi-year subscriptions to utilize our cloud-based event marketing and management solutions. The amount of these sum-certain contracts is based on a committed annual number of registrants and events across an organization’s Total Event Program. As of December 31, 2022, we had approximately 11,000 Event Cloud customers. For our Hospitality Cloud, hotels and venues enter into annual and multi-year contracts for group business marketing solutions and software. As of December 31, 2022, we had approximately 11,000 Hospitality Cloud customers.

The structure of our platform allows us to employ a land-and-expand business model, where customers grow their spend with us over time. As our Event Cloud customers grow their Total Event Program by launching new types of events, running more events and attracting additional registrants to their events, their contracts are typically renewed at higher annual values. Additionally, customers purchasing our platform to replace certain homegrown or multiple disparate point solutions may initially purchase only one or a few of our solutions. As those customers recognize the value of an integrated platform, they typically expand their footprint over time. As of December 31, 2022, December 31, 2021 and December 31, 2020 our net dollar retention rate was 113.9%, 101.0%, and

89.2%, respectively. The increase in our net dollar retention rate in 2022 is primarily due to the lessening impact of the global COVID-19 pandemic in 2022 on both the Event and Hospitality Clouds, resulting in increased spend on products supporting in-person events, in addition to the continued adoption of Attendee Hub™, our solution for ongoing engagement and virtual events. With in-person meetings and events continuing to return, our net dollar retention rate currently exceeds pre-pandemic levels. In the near-term, we believe our net dollar retention rate will return to pre-pandemic levels as the rate of growth of in-person meetings and events continues to normalize. Longer-term, we believe our net dollar retention rate may exceed pre-pandemic levels as a result of the market opportunity created by virtual and hybrid events and the accelerated digitization of the meetings and events industry. See the section titled “Key Business Metrics” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report for additional information regarding our net dollar retention rate.

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

Macroeconomic Conditions

The macroeconomic impacts of the COVID-19 pandemic and other geopolitical events, such as inflation, labor shortages and supply chain disruptions, have persisted and are expected to continue to pose risks to our and our clients’ businesses for the foreseeable future. Uncertainty about the duration of these negative macroeconomic conditions have impacted fiscal and monetary policy, including increases in interest rates, increased labor costs, and decreased consumer confidence and spending. The effects from a broadening or protracted extension of these conditions could result in a decrease in overall economic activity, hinder economic growth or cause a recession in the United States or in the global economy. These negative macroeconomic conditions may also adversely affect our clients’ businesses and reduce our clients’ operating expense budgets, which could result in reduced demand for our services or cancellations, increased demands for pricing accommodations or higher rates of delays in collection of, or losses on, our accounts receivable, which could adversely affect our results of operations and financial position. If we are unable to offset any decrease in revenue by increasing sales to new or existing customers, or otherwise offset higher costs through price increases, our revenue may decline. The extent to which the ongoing impacts of these negative macroeconomic conditions will impact our business, results of operations and financial position is uncertain and will depend on political, social, economic and regulatory factors that are outside of our control, including actions that may be taken by regulators and businesses (including our clients) in response to the macroeconomic uncertainty. Our business and financial performance may be unfavorably impacted in future periods if a significant number of our clients are unable to continue as viable businesses or they significantly reduce their operating budgets, or if there is a reduction in business confidence and activity, a decrease in government and consumer spending or a decrease in growth in the overall market, among other factors.

Industry Trends and Opportunities

Event Cloud

Increased Importance of Meetings and Events to Chief Marketing Officers. Meetings and events offer opportunities for enterprises to engage directly with their customers for extended periods of time, and as a result, can represent some of the most effective and highest value touchpoints along the entire customer journey. With the growth in virtual and hybrid events, the opportunities to use events to directly engage with a larger audience has grown significantly. Marquee events such as user conferences and tradeshows present companies with significant marketing and sales opportunities, providing a forum to engage with hundreds or thousands of their prospects, customers and partners in attendance. As a result, meetings and events can represent one of the enterprise’s most influential marketing channels. According to a 2021 Forrester study we commissioned, 74% of respondents considered events to be their most important demand generation tactic.

Due to their importance to the customer journey, meetings and events can be a significant component of the marketing efforts for any organization. Forrester also estimates that events in total comprise approximately 24% of the average organization’s B2B marketing program budget. Given the significance of the associated spend, the ability of events to generate engagement to showcase buyer interests, and event’s expected direct impact on sales pipeline, we believe that chief marketing officers and other C-suite executives have a heightened interest in their success and effectiveness.

Increased Importance of Internal Meetings and Events to Engage Employees. In a world characterized by increasingly distributed workforces, organizations are likely to rely more than ever on events, whether in-person, virtual or hybrid, to engage and retain employees who now often have fewer daily in-person interactions. With the option to host virtual and hybrid events, we believe employers will host events more frequently to enhance employee engagement, facilitate networking opportunities, help establish and maintain company culture, attract and recruit new employees, offer immersive opportunities for career development and lower attrition. As companies look to provide differentiated workplace experiences to attract and retain top talent, we believe internal events will become even more important to HR and other C-suite executives.

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

With most restrictions related to the pandemic having been lifted and in-person events returning, we are again seeing that in-person events are a critical component of the events landscape, due to their unmatched ability to drive face-to-face engagement, networking, loyalty and overall business impact. However, following the success of the virtual events held throughout the pandemic, we believe many of these in-person events will become hybrid events that prominently feature virtual components to enable event organizers to maximize audience reach and engagement. We believe that while companies will continue to host standalone in-person and virtual events, organizations will also embrace the hybrid event format, enabling event organizers to experience the benefits of both from a single event and maximize the return on their events investment. We also believe that the increased value proposition of a larger Total Event Program led by hybrid events will drive event organizers to host more events, more frequently, attracting more attendees, and thus increasing their total event technology spend.

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

Challenge of Managing All Event Delivery Models to Unlock Actionable Insights Across a Total Event Program. With the emergence of, and continued demand for, virtual and hybrid events, event organizers must now manage a Total Event Program consisting of multiple events across all event formats. Over the course of a customer’s journey from initial awareness to closing of a sale, an enterprise may interact with that customer through an in-person industry trade show, a virtual webinar, an in-person seminar, a hybrid roadshow, an in-person prospect development event, a hybrid user conference and a virtual customer event, among other interactions. For any given event, interaction and engagement data helps to provide a more accurate view into that customer’s interests and intent.

When combined across all of the events in a Total Event Program, this engagement data can deliver actionable insights into the optimal action in that customer’s journey, helping organizations identify leads and advance sales opportunities. Some event organizers may attempt to manage their Total Event Program and attendee data with an array of disparate point solutions designed for a specific event delivery model, like virtual only or in-person only, or designed only for a specific portion of the event lifecycle, such as registration, a mobile app or onsite check-in. However, these point solutions leave attendee engagement data isolated in silos and typically lack the functionality for executing events across event formats, as well as the integration and data sharing capabilities to create a single system of record for the Total Event Program. We believe the inability to put together a full and clear picture of interest will lead organizations to use one event technology platform that can show prospect and customer intent across the Total Event Program.

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

Need for Greater Visibility into Meeting and Event Spend and Return on Investment (“ROI”). Enterprises have increasingly adopted software platforms to provide visibility into areas of spend throughout the organization. However, companies have historically lacked a cloud-based solution to centrally monitor and manage the spend associated with their meetings and events. As event planning and execution is often not limited to one department or one specific role and, in our experience, planners are typically not required to seek advance approval for event, meeting and conference expenses, organizations have very limited visibility into and control over the level and allocation of event spend. With an accurate picture of spend, planners are able to calculate the return on their meetings and events investments.

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

Hospitality Cloud

Increasing Hospitality Demand from Group Business. In normal operating environments, hotels generate revenue from three primary types of business: leisure travel, business travel and event and group business. Meetings also drive hotel revenue from food and beverage, event space, audiovisual support, equipment rental, transportation and other services. Event attendees are typically hotel guests that may utilize the hotel’s restaurants, shops, spas and other paid amenities. Given the highly profitable nature of events and group meetings, competition to attract and win this business is fierce among hotels and venues. With in-person events returning as the pandemic recedes, hotels are looking to capitalize on this increase in demand by attracting event organizers to their properties.

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

Need to Showcase Meeting and Event Space in a Virtual Environment. Traditionally, hoteliers and venue operators have showcased their properties to event organizers with in-person site visits. However, even before the pandemic, hoteliers had begun to utilize virtual tools to showcase a property and visualize different floorplan layouts as organizations looked to reduce spend and streamline the event planning process. Macroeconomic pressures, sustainability efforts, and the increased and improved ability to view properties virtually have further accelerated the trend of online and virtual sourcing, to the extent that many event organizers now expect online site tours and interactive floorplans and event diagrams to be a standard offering.

Need for Group Meetings Business Intelligence to Compete More Effectively. Given the highly profitable nature of group meetings business, the competition to attract and win this business has increased significantly among hotels. In order to uncover new areas of opportunity and generate leads, hotels and venue operators need to leverage data to evaluate their performance in this segment. Business intelligence can provide insights into RFP trends, response activities, win ratios, pace against expected demand, and other key performance metrics. Business intelligence also enables hotels and venue operators to evaluate their group performance relative to their competition and to identify opportunities for improvement.

Key Benefits of Our Solution

Event Cloud. We provide event organizers with a comprehensive platform to drive engagement and manage the entire lifecycle of meetings and events across their Total Event Program, which includes virtual, in-person, and hybrid events. Our cloud-based platform delivers event organizers the following benefits:

•
Increase Efficiency by Automating Key Processes throughout the Event Lifecycle. Our event marketing and management solutions enable enterprises to automate workflows and streamline labor-intensive business processes associated with organizing, marketing and executing meetings and events. For venue selection, our CSN venue-sourcing tool enables event organizers to quickly search for suitable venues, send RFPs, and compare the resulting bids side-by-side, allowing them to more rapidly identify, contact and negotiate with potential venues. Our solution also enables event organizers to produce highly sophisticated and fully customized event websites and virtual event experiences without any professional web-design or back-end coding needed. We offer a sophisticated site builder featuring a simple drag-and-drop interface, automated validation for best practices, logic checks and link checks, version history control and responsive design. Once built, these websites can be cloned and lightly edited to create new events in minutes. In addition to these processes, our solution also automates a number of traditionally manual processes throughout the event lifecycle, including processing online registrations and payments, collecting attendee information and preferences, creating custom schedules for attendees and automatically updating attendees of schedule changes via an event-specific mobile application. In the wake of the global COVID-19 pandemic, event organizers are able to deliver safer in-person events with our diagram check tools that provide accurate spacing of event floorplans and contactless event and session check-in and lead capture products. Our platform automates many of the daily tasks of event organizers, leaving them with more time to focus on other core valuable activities.
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

•
Enhance the Attendee, Sponsor, Exhibitor and Host or Venue Experience. We believe our platform enables event organizers to deliver a better overall event experience for all those who attend or support the event including general attendees, sponsors and exhibitors, as well as the host venue. Whether an event is in-person, virtual or hybrid, our platform helps to create an experience that is more engaging, interactive and impactful. For example, in a virtual environment, attendees can network and engage with their peers through live chat, engage session speakers through live polling and Q&A and view presentations live or on-demand based on a catalog of recommended sessions aligned to their preferences. For an in-person experience, sponsors and exhibitors can derive more value from the event through gamification and reminders to schedule one-on-one appointments via a mobile event app. Pre- and post-event surveys allow all stakeholders to share insights that can be used to improve future events. For all event formats, we believe our technology enhances the overall stakeholder experience and drives deep engagement, which leads to higher attendee satisfaction and increased attendance at future events, resulting in more business for the organizer.
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
•
Track, Manage and Measure Event Expenditure to Measure ROI of Events. As event planning and execution is often not limited to one department or one specific role and, in our experience, event organizers are typically not required to seek advance approval for associated expenses, organizations have very limited visibility into and control over the level and allocation of event spend. Our solution streamlines, automates and enhances event planning processes to provide end-to-end visibility into all corporate meetings and events. Our software enables the tracking of all meeting processes and data by compiling sourcing data from CSN, attendance data from our event marketing and management solutions, budget data from event organizers, actual expenditures from credit card platforms and expense data from platforms such as Concur. Our software acts as the system of record for all event processes, spend and engagement data to provide visibility into budgeting, saving users time, de-risking spend and enabling the measurement of event ROI.

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

•
Enhance Productivity and Efficiency through Automation. We enable hoteliers and venues to automate and standardize the process by which they receive and respond to RFPs from event organizers. We provide a standardized framework that enables hotels and venues to pre-populate many responses, so their employees can respond to RFPs quickly and accurately. With hoteliers and venue operators having reduced workforces that are still present even as the global pandemic recedes, our solution empowers them to automate marketing and sales processes to drive efficiency with fewer resources. In addition, hoteliers and venue operators leverage our software solutions to automate the entire group meetings lifecycle beyond the sourcing process. For example, hotels utilize Lead Scoring to prioritize and assign RFPs and Passkey® to manage group room blocks and process room reservations more efficiently and securely.
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

Our Competitive Strengths

We believe that the following strengths provide us with sustainable competitive differentiation relative to our competitors:

One Platform to Drive Engagement and Take Action across the Total Event Program. Our platform enables organizations to manage and execute internal and external events of all sizes, complexities and delivery models. For external customer-facing events, we power events that a company hosts, as well as conferences and trade shows that a company attends as an exhibitor or sponsor. Our platform serves as a single system of record for the Total Event Program, enabling event organizers to maximize, collect and take action on attendee registration and engagement data before, during and after events. This centralized repository of data collected from attendee interactions across multiple events throughout the customer journey delivers actionable intelligence on the interests and preferences of an organization’s customers and prospects. We believe that our ability to offer an integrated platform that maximizes engagement across a full suite of event marketing and management solutions for in-person, virtual and hybrid events is a key competitive differentiator when compared to competitors offering point solutions for specific processes or event delivery models.

Management of the Entire Event Lifecycle. We offer an integrated, end-to-end, cloud-based platform that addresses the entire lifecycle of meetings and events of every type and format. Our platform offers solutions for every aspect of an event from event inception to post-event follow-up. Companies using point solutions are required to cobble together disparate products and data silos from across the event lifecycle to manage a single event. Importing and exporting data into and out of multiple systems creates data integrity concerns and potential risk as it relates to privacy laws. Our platform approach enables organizations to streamline the workflow for managing all elements of an event, and results in a more fluid, branded, secure and engaging experience for attendees.

Large Online Marketplace. We believe that CSN is a valuable resource for both components of the meetings and events ecosystem — marketers and event planners and hoteliers and venues — due to its:

•
Depth and Breadth of Venue Profiles. Our proprietary network includes detailed event space profile information on over 302,000 hotels and other venues as of December 31, 2022. CSN enables planners to conduct searches and filter results based on over 200 characteristics and criteria per hotel profile. For example, planners can narrow their search based on a variety of factors, including the number of hotel sleeping rooms or meeting rooms, meeting room size or ceiling heights, meeting room capacity based on customized layouts, hotel amenities, available promotions and distance from the airport. Once an event space is identified, CSN enables planners to visit some venues virtually via three-dimensional models. A portion of the underlying event data is submitted by the hotels and venues and a portion is researched by our expert team, which has created an extensive data set with an exceptional level of detail and granularity. Our team of customer-facing staff maintain relationships and work with the venues to keep their information up to date and enhance the data richness of CSN. The size and accuracy of our database is of critical importance to planners and sets CSN apart.
•
Billions in RFP Value. During 2019, planners sourced approximately $18.1 billion in RFP value through our sourcing tools, including CSN. As restrictions from the global COVID-19 pandemic were generally lifted during 2022, planners sourced approximately $14.0 billion in RFP value during 2022, an increase from approximately $9.1 billion in 2021. This network effect also helps us continue to increase our brand awareness, leading to increased sales of our event marketing and management solutions. For hotels that manage the largest number of properties, we believe that by offering a global marketplace for both sides of the events ecosystem, CSN is a critical external lead generation channel for event and group meetings business.

•
Integration with Hotels. As of December 31, 2022, we are directly integrated with the back-end sales and catering and IT systems of more than 41,000 hotels, reducing manual data entry by hoteliers and enabling a more efficient RFP response process. We believe this level of adoption and back-end IT system integration from our hotel partners is further evidence of the value hoteliers and venues derive from CSN.
•
Powerful Network Effects Across the Events Ecosystem. By connecting both sides of the meetings and events ecosystem, CSN generates significant network effects. As more hoteliers and venue operators list and market their properties on CSN, it becomes more valuable to event planners and marketers sourcing venues for their events. Increased usage by event planners increases the volume of RFPs delivered to hotels and venues, thereby increasing the value we deliver to hoteliers and venue operators and causing more hotels and venues to list their properties on the network.
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
•
Lead Sourcing for Hoteliers and Venue Operators. Hotel and venue operators list their event spaces on CSN in order to receive and respond to event proposal requests from planners. Our ability to connect hoteliers and venue operators with high quality leads makes us an essential resource for hoteliers and venue operators and has resulted in a significant volume of RFPs processed. In part due to the extensive scope of our marketplace, many hotels have integrated CSN into their core back-end IT systems.

Relationships with Meeting and Event Planners. Unlike personnel in traditional, clearly defined departments, planners can often be based within a wide range of corporate departments, such as marketing, sales, travel, human resources, training and development and operations. Professionals ranging from marketing managers to sales representatives to executive assistants are tasked with organizing and executing meetings and events. Given the periodic nature of events, in many cases event planning falls outside of the scope of their day-to-day responsibilities and these professionals dedicate only a portion of their time to event planning. Through our more than two decades supporting the events industry, we have developed a substantial, internal, proprietary database of professionals who we believe are involved in meeting and event planning activities within their organizations. Given our industry prominence and the millions of events we have powered throughout our history, we have deep domain expertise on how to maximize event success, and we create thought leadership content that we promote to our database and through digital marketing. Each year, we engage with hundreds of thousands of industry professionals, allowing us to build new relationships and continue to grow our prominence in the industry.

Recurring Revenue Model. Our business model is highly recurring with annual or multi-year subscriptions under sum-certain contracts. Given the number of multi-year contracts, we have strong visibility into and predictability of future revenue, as well as resiliency, as evidenced by our performance even during the pandemic. Contracts for our Event Cloud solution range from one to five years in length. These contracts generally include subscription fees for licensed modules, which are based on volume commitments aligned with the registrations and events anticipated across the customer’s Total Event Program. Our Event Cloud contracts typically include overage fees for usage beyond the specified registrant and event amounts. We also sell our Hospitality Cloud solutions to hoteliers and venue operators through annual or multi-year contracts, which typically range from one to three years. These contracts typically include subscription fees for our marketing placements and licensed software modules. The predictability of future revenue allows us to more confidently invest in R&D so we stay on the forefront of technology innovation.

Investment in Product Innovation. We have a team of over 1,500 in Client Services as of December 31, 2022 that actively collect daily feedback and enhancement requests from our wide and varied user base. We also host an online Cvent Community where thousands of users go to ask questions, network with peers and provide suggestions and feedback on future product direction. Our team of over 1,200 employees as of December 31, 2022 working in research and development operate in an agile development environment and are able to release new feature capabilities and modules on a weekly basis that we believe address the rapidly evolving needs of the industry. Additionally, we place high value on and invest significantly in information and cloud platform security. We believe that relative to our competitors, we have a faster pace of innovation, deeper dedication to security, compliance and data privacy and larger investment in next-gen technology that will further strengthen our solutions, especially for virtual and hybrid events.

Global Scale of Operations. With approximately 4,900 employees around the world as of December 31, 2022 and offices in eight countries, we are positioned to both support our growing global user base and enter into new markets. By hiring regional experts, we are able to strategically expand our market presence by tapping into the characteristics of the local marketplace, which in turn helps us build stronger relationships and rapport with those customers. To further support our global scale, we also maintain extensive operations in India, with approximately 2,400 employees based in our Indian office as of December 31, 2022. Every department within the organization has employees in India. Our Indian operations enable us to achieve important business objectives including: (i) near-continuous software development and customer service operations; (ii) expanded international sales and marketing reach worldwide; and (iii) development and maintenance of our proprietary databases of venues and hotels. In addition, the majority of our marketing personnel for the Asia-Pacific, Europe, Middle East and Africa regions are based in our India location. Finally, we leverage our India-based personnel to expand and maintain our massive repository of detailed and in-depth venue information, consisting of over 450 million square feet of event space across over 302,000 venues as of December 31, 2022. Our Indian operations enable us to benefit from the labor and infrastructure cost advantages of the region and to accomplish many critical business tasks in an efficient and cost-effective manner. We established our India operations initially for cost savings, have expanded our presence in India due to its value proposition, and we continue to invest in India for innovation.

Our Market Opportunity

Meetings and events represent one of the most effective ways for organizations to engage, educate and motivate their target audiences. This value proposition is why meetings and events are often regarded as some of the most effective and best funded marketing strategies, and why they are critical to effective internal employee engagement.

While meetings and events have always been important, the accelerated digital transformation of the events industry driven by the global COVID-19 pandemic has given rise to a new events landscape with a combination of virtual, in-person and hybrid events. In this new landscape, organizations are able to reach larger audiences, engage with greater frequency and deliver differentiated experiences. Event technology is critical to engaging with event attendees and managing all processes needed to plan, promote and execute events across a Total Event Program and to providing a single system of record for all event data.

Our platform delivers a single system of record for organizations to manage their Total Event Program, regardless of venue—in-person, virtual or hybrid—and regardless of audience—internal or external. Our platform enables customers to not only drive engagement, increase efficiency and scale their Total Event Programs, but also to integrate these solutions into their broader engagement and marketing strategy. According to a 2021 Frost & Sullivan study we commissioned, the TAM for our platform is $29.7 billion, across our Event Cloud and Hospitality Cloud solutions.

Cvent Event Cloud. According to a 2021 Frost & Sullivan study we commissioned, the annual TAM for the Event Cloud is $25.6 billion worldwide. The TAM for Event Cloud was calculated by first estimating the total number of organizations that our platform and products address, segmented by size of employee base and organization type, including corporate and non-corporate, based on the 2017 Statistics of U.S. Businesses and 2020 U.S. Census Data. Addressability assumptions were then applied by segment and band based on our experience in the market. An estimated annual value was then applied to each band of organizations based on survey responses related to spend on event technology. The total number of companies within each band was then multiplied by the calculated annual value for that band. The aggregate calculated value represents the current annual estimated market opportunity of $14.1 billion and $11.5 billion in the United States and Rest of World, respectively.

Cvent Hospitality Cloud. According to a 2021 Frost & Sullivan study we commissioned, the annual TAM for the Hospitality Cloud is $4.1 billion. The TAM for Hospitality Cloud was calculated by first estimating the total number of hotels with meeting space, segmented by geography, market tier, and banded by total square footage of meeting space. Addressability assumptions were then applied by segment and product based on our experience in the market. An estimated annual spend was then applied to each band of hotels and venues based on survey responses related to spend on group marketing in digital channels. The total number of hotels and venues within each band was then multiplied by the calculated annual value for that band. The aggregate calculated value represents the current global annual estimated market opportunity of $4.1 billion.

Our Growth Strategy

Key elements of our growth strategy include:

Expand Our Customer Base by Adding New Marketers, Planners, Hotels and Venues. We believe that with the emergence of virtual and hybrid meetings, and the accelerated digital transformation of the events industry, organizations will host more events, with more attendees, and will have a greater need for event technology. We expect organizations will require a single platform capable of driving engagement and managing all of their events, which will further increase the demand for our solutions. We believe a significant portion of organizations that have had to embrace virtual events during the pandemic have seen the promise of event digitalization and will no longer rely on homegrown tools and manual processes to manage events.

We also believe there is a significant opportunity to increase our penetration into hotels and venues. With in-person events returning as the pandemic subsidies, group meetings business will again represent a significant component of hotel revenue. We believe that hoteliers seeking to recover their group meetings revenue will increasingly seek out technology solutions to market their venues and generate incremental business. With hoteliers and venue operators operating with reduced workforces during the peak of the global COVID-19 pandemic, and now managing through a tight and competitive labor market, our solution enables them to automate marketing and sales processes to drive efficiency with fewer resources.

Facilitate Upsell and Cross-Sell Activity within Our Event Cloud Customers. Our Event Cloud consists of multiple solutions for marketing and managing enterprise meetings and events. As of December 31, 2022, 55.8% of our Event Cloud customers have subscriptions to more than one of our solutions. We believe there is a significant opportunity to cross-sell additional solutions such as Onsite Solutions, Lead Capture, Appointments and Attendee Hub to power the virtual attendee experience and the mobile event app and many other add-on modules within our existing base of approximately 11,000 Event Cloud customers as of December 31, 2022. As the meetings and events ecosystem shifts toward a combination of in-person, virtual and hybrid events, we believe that organizations will derive even greater value from a platform that drives engagement and enables the seamless management of their Total Event Program. We also believe that the expanded reach and effectiveness of virtual and hybrid events drive growth in both the number of events and the number of registrants, and that these customers will expand their usage of the Event Cloud over time. As a result, we believe that our renewing Event Cloud customers are likely to increase their overall contract value through both larger Total Event Programs and the adoption of additional solutions. Additionally, we believe that we can cross-sell new subscriptions or additional functionality to the approximately 109,000 planners that have access to CSN free of charge, some of whom also have paid subscriptions to our other Event Cloud solutions.

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

Expand Our Marketing Lead Generation, Direct Salesforce and Go-to-Market Models. We intend to continue investing in sales and marketing to expand our direct salesforce and increase our reach in the marketplace. We believe these investments will drive leads, expand our sales coverage and improve the efficiency and efficacy of our sales efforts. We are also investing in our partnerships, where we have strategic relationships with industry groups, technology providers and event and travel management companies. We expect to continue to develop other strategic relationships that both complement our existing sales reach and enhance the value proposition we provide to our customers.

Expand Our International Footprint. We believe there is significant opportunity to expand globally and increase our revenue derived from outside of North America, which accounted for 12.0% and 13.3% of total revenue for the years ended December 31, 2022 and 2021, respectively. In our experience, the adoption rate of technology outside North America has typically lagged North American adoption. For example, with respect to the Hospitality Cloud, while our international hotel and venue listings represent approximately 59% of the total venues in CSN as of December 31, 2022, only a small percentage of our RFPs are sent to these international hotels and venues. If the volume of international meeting RFPs on CSN increases, we expect our international revenue to expand. We opened our first European sales office in London in May 2013 to support our international expansion, and we have sales offices in eight countries across North America, Europe, Asia Pacific (“APAC”) and the Middle East as of December 31, 2022.

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

Our Platform

We offer a software-as-a-service (“SaaS”) platform focused on the event and hospitality industry. Our platform is comprised of two parts: the Event Cloud and the Hospitality Cloud. Our platform drives live engagement across the Total Event Program for corporations of all sizes, as well as for associations, universities, non-profits, governmental entities and others. Additionally, our platform enables marketers and event planners to organize all types of events that comprise a Total Event Program, whether virtual, in-person or hybrid, with solutions for the entire lifecycle of each individual event. Our platform also provides a comprehensive marketplace that connects planners with hotels and venues.

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

For marketers, we offer a single platform to maximize engagement across the event channel, with powerful tools to reach, engage and convert their virtual, in-person and hybrid attendees into customer leads and sales. Our platform provides marketers with a robust set of automated and personalized audience generation tools to help them attract more virtual and in-person audiences to their events. Before, during, and after the event experience, our platform offers engagement features that allow marketers to capture attendee interest across numerous individual engagement points. Our platform captures deep signals of expressed interest throughout the entire event lifecycle. Firmographic, demographic, and interest data is gathered during the registration process before an event, and session registration, attendance, poll and live Q&A responses, chat, one-on-one appointments, and booth visits (among other engagement points) are gathered during the event. After an event concludes, event content can be promoted and viewed on-demand and survey results can be compiled on attendee feedback, interests, and preferences. Our platform scores, consolidates and shares attendee engagement data through integrations with CRM and marketing automation tools to help marketers enhance buyer profiles, obtain a clearer picture of attendee interest, and follow up more quickly and accurately with attendees, bolstering sales pipelines and aiding in client retention.

Internal events offer a critical opportunity for human resources, training professionals and executive leadership to inspire and engage their employees. As a result of the global COVID-19 pandemic, organizations have a more distributed workforce, and we expect that trend to continue. Organizations will be relying on companywide meetings, sales kickoffs, town halls and trainings more than ever in order to engage and retain employees who will now have fewer daily in-person interactions. We expect that internal meetings that remain virtual will be enhanced from non-specialized video chat software to something more branded, stylized, engaging and interactive, or organizations will solve the distributed workforce dilemma by opting to hold more in-person events. In either scenario, we believe there is an increased need for our Event Cloud solutions, which we believe offer increased attendee engagement that is vital to keeping an internal workforce aligned.

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

Event Marketing and Management Solutions

Our platform offers management of the end-to-end event lifecycle:

Planning

Strategic Meetings Management

We offer our Strategic Meetings Management (“SMM”) solution for customers with large, complex event programs. Our SMM solution is intended to help organizations manage their internal and external meetings program more efficiently, control spend and capture previously untracked meeting expenditures.

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

The largest of our networks is CSN, which is a comprehensive and searchable global marketplace connecting approximately 109,000 planners to over 302,000 hotels and venues as of December 31, 2022. Planners can access CSN generally at no cost and can quickly search for venues based on meeting space-specific search criteria, including health, safety and floorplan information. Planners can send a single electronic RFP to multiple properties at once and receive standardized proposals in return, providing greater visibility into and vastly simplifying the sourcing process in order to negotiate the most competitive rates.

We believe that CSN is the world’s largest network dedicated to hotels and venues that host meetings and events. The total unique RFP meeting value submitted through our sourcing networks for the years ended December 31, 2022 and 2021 was $14.0 billion and $9.1 billion, respectively.

Venue Diagramming

Venue Diagramming is a collaborative venue diagramming and seating solution, providing planners with three-dimensional venue diagrams and interactive floor plans to design event layouts, including layouts that optimize attendee health, safety and networking. Planners can also use our solution prior to the event and during the registration process to easily manage attendee seating to help execute a smooth and successful onsite event experience.

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

Day of Event

Virtual and Hybrid Experience

Attendee Hub

Attendee Hub, our solution for ongoing engagement and virtual events, allows marketers and planners to deliver interactive and engaging virtual and hybrid event experiences. Our Attendee Hub solution enables organizations to deliver compelling online event experiences in a virtual-only use-case, to create hybrid events that extend in-person events to a global, online audience and to engage attendees through a mobile event application. Our solution enables organizations to showcase a consistent, fully branded experience and create and broadcast compelling video content from the invitation to the event website, and into the virtual experience itself.

By harnessing the most rewarding aspects of face-to-face gatherings and reproducing them for online audiences, Attendee Hub delivers what we believe is constant engagement for attendees, exhibitors and sponsors. These capabilities include:

•
A branded “virtual event lobby” that provides easy access to key event details, live and upcoming sessions and surveys;
•
Immersive and interactive virtual sessions with enterprise-grade live or pre-recorded video, including on-demand offerings;
•
A video production solution, Cvent Studio™, which enables event planners to easily capture and produce broadcast-quality video content, whether live or pre-recorded, for more engaging webinars and virtual events;
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

Onsite Solutions

OnArrival®, the core of our Onsite Solutions offering, includes check-in and badging that allow organizations to quickly check-in attendees, individually or as groups, collect signatures and process outstanding payments. We offer both planner-administered check-in and kiosk-based self-check-in processes, including the option for fully contactless check-in and badge printing to meet increased attendee expectations for health and safety.

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

Mobile Event App

Attendee Hub also powers our mobile event app for event attendees. It’s a native event app, which can be accessed via the Apple App Store, Google Play Store or the web. From the mobile event app, attendees are able to access the agenda and speaker roster, manage their personal schedule, watch streamed content, engage through polls and questions, network with others via chat and appointments, and engage with sponsors and exhibitors, among other activities. Additionally, the app can be leveraged for in-person, virtual or hybrid events. In a hybrid event experience, in-person attendees leveraging the app onsite would enjoy the same features and capabilities that a virtual attendee would experience from a desktop environment.

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

Lead Capture

Our Lead Capture solution provides organizations with a single lead retrieval tool across all of their events, including those they host and those they attend. Our solution enables organizations to significantly increase event-related lead volume and conversion through standardization, more widespread staff adoption and improved qualification as compared to manual or disparate solutions. For events an organization hosts, Lead Capture allows exhibitors and sponsors to quickly and easily capture, qualify and rate leads for fast follow up and increased ROI, making those partners more likely to renew their investment in future events. For events an organization attends, the same solution used across events and tradeshows enables faster and consistent collection of leads, and timelier and more informed sales follow-up.

Post-Event

Lead Conversion

Our Lead Conversion capabilities calculate an engagement score for each attendee per event and compiles all engagement points throughout the event lifecycle, providing event marketers with one ranked set of attendees by engagement score across both virtual and in-person channels. Sales and marketing teams can leverage the attendee engagement scores to quickly assess interest, prioritize leads and do targeted follow-up activities. Our solution features integrations with CRM and marketing automation platforms to seamlessly share event and attendee data to recommend the optimal actions. Our solution includes native integrations with Salesforce, Marketo, Oracle Eloqua, HubSpot and Microsoft Dynamics, and is also capable of connecting to any web-based program through APIs and webhooks. Our solution’s Salesforce integration is different from our competitors’ offerings in that it empowers sales teams to drive event attendance by inviting or registering their customers and prospects directly from within Salesforce, mitigating the need for marketing teams to interface with sales to coordinate invite lists, promotions, and discounts.

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

Hospitality Cloud Online Marketing Solutions

Our platform enables suppliers to advertise and market on our venue sourcing networks to reach and engage tens of thousands of meeting and event planners who are researching destinations and venues for their in-person and hybrid events. Our venue sourcing networks include CSN, SpeedRFP.com and Wedding-Spot.com.

CSN

CSN, the largest of our venue sourcing platforms, allows planners to filter, search and research a database of over 302,000 individual hotel and venue profiles as of December 31, 2022 to determine which venues to send an event RFP. CSN features comprehensive venue coverage and content, strong search functionality, side-by-side venue comparison tools and RFP management capabilities. With approximately 109,000 active planners that have access as of December 31, 2022, we believe CSN aggregates the largest planner audience looking for meeting venues with billions of dollars in meeting and event demand.

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

SpeedRFP.com

Our SpeedRFP.com venue sourcing network helps event professionals and occasional planners to source venues for business and social events. We enable hotels and other suppliers to advertise and market to these event buyers on SpeedRFP.com.

Wedding-Spot.com

Our Wedding-Spot.com website allows couples and wedding planners to source venues for weddings. Hotels and other event venues advertise and market to these couples and planners on our website in order to grow their wedding business.

Whitelabel Sourcing Solutions: Whitelabel Search and RFP; Interactive Floorplans

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

Our Interactive Floorplans solution enables a venue to present interactive floorplans on their own website that provides planners visibility into details of event space, including how meeting rooms are connected, room capacity, and available layouts.

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

Cvent Event Diagramming™

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

Cvent Passkey™

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

The Network Effect

We believe one of our differentiators in the marketplace is our ability to not only drive live engagement and be a system of record for an organization’s Total Event Program as outlined above, but also to power an entire meetings and events ecosystem through our sourcing networks. Market-leading enterprise software platforms that drive standardized processes have proven to be very “sticky” because organizations learn how to routinely automate complex processes that were previously chaotic to manage. However, networks that compound in value as more participants are added to the network, have proven to be even stickier. The consistent growth of CSN for sourcing event space sets us apart in the industry, and we believe the expected growth in RFP volume, planners sourcing on the network and the numbers of venues on CSN itself post-COVID-19 pandemic, will continue to drive adoption of our platform and sourcing networks within the meetings and events world.

Sales and Marketing

We sell our platform primarily through direct sales, which comprises field sales representatives and inside sales personnel, organized by customer account size (enterprise and mid-market organizations) and customer geography across North America, Europe and APAC.

Sales Team Model

We sell our platform globally through a direct sales model, which is comprised of field and inside sales personnel. In the Event Cloud, we have dedicated teams that focus on different segments of the market: Enterprise, Mid-Market Corporate, Mid-Market Government, Association, Non-Profit, Education (“GANE”) and Third-Party Partners. Within each team, there are four tiers that guide our representatives’ seniority, size of territory and annual quota. In the Hospitality Cloud, we have the following distinct teams: Strategic Accounts, Territory and Unique Venues. The sales model for both Event Cloud and Hospitality Cloud is the same. Direct Sales Representatives (“DSRs”) serve as hunters and bring in new business. Sales Development Representatives (“SDRs”) work alongside the DSRs and set appointments for qualified buyers. We also have a team of Solutions Consultants that assist both the DSRs and account managers in sharing more technical aspects of our platform with buyers. After new business is closed, it is passed over to Account Managers who serve as farmers and are responsible for renewal, account retention and upselling and cross-selling additional volume and solutions. We believe we still have massive remaining wallet share to capture within our installed base of customers. Our sales team is dispersed across North America, with the majority located in the Washington, DC area and additional sales teams in the United Kingdom, Singapore and the United Arab Emirates. In addition, we employ sales personnel in Australia, Spain, the Netherlands and Germany. Our sales team predominantly generates business through inbound leads generated by our marketing team, complemented by proactive outbound efforts into top accounts. We are rigorous regarding tracking our sales activity and our sales process with both prospects and clients. Every step of the sales process is accounted for within our accounts and opportunities in our CRM and configure, price and quote applications.

Our Marketing Approach

We have been continually evolving our approach to marketing for more than two decades, with a focus on building brand awareness and generating high quality sales leads. We combine our rigorous grassroots marketing approach built on a finely-tuned event and email marketing program with a strong digital marketing strategy built around thought leadership and content distribution to maximize engagement and interest in our solutions. In addition to these foundational elements of our marketing approach, our program includes:

•
sponsoring and participating in user conferences, trade shows and industry events;
•
customer advocacy marketing;
•
public relations efforts; and
•
social media marketing.

We host our marquee event technology conference, Cvent CONNECT®, each year in the United States and in Europe. With thousands of attendees, compelling keynote speakers from across the industry, numerous networking sessions, and an industry tradeshow, we believe these events set the agenda in the event technology space. Cvent CONNECT helps us excite prospects, deepen relationships with customers and grow the Cvent brand. We began hosting our Cvent CONNECT conferences as hybrid events in 2021, and we expect that our Cvent CONNECT program will continue to play a critical role in our sales and marketing strategy.

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

Partnerships and Industry Associations

Our go-to-market objectives include building our brand by expanding our ecosystem through a network of partnerships and driving growth through channel partners. We have established partnerships across three primary areas:

Meetings, Travel, Conference and Event Management Companies

We have established partnerships with the largest event, meeting and travel management companies, including American Express Business Travel, BCD Meetings & Events, CarlsonWagonlit Travel, HelmsBriscoe, ConferenceDirect and Maritz Travel. Additionally, we signed a strategic partnership with Encore, a global leader for white-glove event production services. These organizations use us as part of their services to their customers, including event management, sourcing, housing and virtual solutions, and have long-term agreements with us to promote our solutions to their customers. As of December 31, 2022, we also have approximately 1,300 smaller agencies and management companies globally that use and promote us as their primary event marketing and management, and sourcing solution, such as Balboa Travel, Meetings & Incentives and AdTrav Travel Management. These partnerships help expand our footprint globally to reach more customers and expand the utilization of our technology.

Technology Providers

We have built partnerships with leading industry technology providers such as Salesforce, Concur, American Express, Uber and MasterCard that complement, enhance, and extend our solutions. These partnerships include joint integrations and referral agreements. These strategic relationships help our customers maximize the value from their meeting and event programs through a seamless integration with our platform.

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

Our Technology

We deliver our solutions using an internally developed cloud-based SaaS model. Our cloud-based delivery model limits involvement from our clients’ technical teams and reduces implementation time and costs. We have developed a multi-tenant architecture and a secure, scalable and highly available technology platform that provides a high degree of flexibility to allow each customer to configure the business process workflow, branding and user interface to best meet their needs.

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

Security. Our security program is designed to strengthen the trust of our customers, employees and investors. A compliance mindset underpins our technology foundation, and we believe we are a leader in the meetings and events industry in terms of certifications. We maintain compliance with Payment Card Industry Data Security Standard (“PCI DSS”), and certifications with the International Information Security Standard (“ISO”) 27001, the Service Organization Control (“SOC”) 1 and SOC 2. Furthermore, our security program continually invests in training its engineers on secure coding practices. In addition, regular penetration tests are conducted to identify and remediate potential vulnerabilities along with a bounty program to identify areas for further improvements.

Availability and Redundancy. We have two hosting regions architected to offer scaling, redundancy and disaster/recovery as a part of our standard offering. North America is the largest region with 100% operating on a single cloud-service platform. Europe is hosted 100% from a cloud-service platform in Ireland and Germany. We maintain operations 24 hours per day, seven days per week, with automated instrumentation and alerting, and a global workforce to accommodate potential business continuity concerns.

Data Privacy. The changing regulatory environment regarding protecting the personal data of our customers and their event stakeholders has been and continues to be a key focus point for our business. Our platform includes features and options designed to support compliance with the European General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”) and other United States and international privacy laws, and provides options and features to enable customers to make privacy and compliance choices that align with their needs and relevant legal requirements. For example, our platform enables customers to implement tailored notice, opt-out and consent language and customize registration forms to help customers remain compliant with applicable privacy laws. Additionally, our platform has built-in solutions to facilitate compliance with data subject requests. These solutions allow us to obtain and maintain certifications with the ISO 27701 and the APEC Cross-Border Privacy Rules and Privacy Recognition for Processors.

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

As of December 31, 2022, we had approximately 11,000 Event Cloud customers, including 53% of the Fortune 500. As a group, revenue from the Event Cloud customers who are in the Fortune 500 represented 13.4% and 13.6% of our total revenue for the years ended December 31, 2022 and 2021, respectively. In the Event Cloud, we define a customer as a party who has entered into an active separate subscription contract with us. The majority of customers represent individual organizations. In certain cases, business units of a customer that have entered into separate subscription agreements with us are considered separate customers.

We also have approximately 109,000 active user meeting and event organizers with access to CSN as of December 31, 2022, some of which also have a paid subscription to our other solutions. We consider a user to be active if such user accessed their account within 12 months preceding the date of measurement.

Our customers come from a wide variety of vertical markets in the corporate sector including consumer products, financial services, healthcare, insurance, pharmaceutical, retail, technology, telecommunications, travel and leisure. We also have customers in the association, nonprofit, higher education, and government sectors. In each of the years ended December 31, 2022 and 2021, no Event Cloud customer represented 1.0% or more of our revenue for that year.

Our Hospitality Cloud Customers

As of December 31, 2022, approximately 11,000 hotels, venues and destinations purchased products from our Hospitality Cloud through annual or multi-year contracts. In the Hospitality Cloud, we define a customer as an entity with an active account with us, where the customer pays for the account or the account is paid for by the customer’s parent company. For example, a corporate brand’s individual hotel properties whose accounts are paid for by that property’s corporate brand would be considered separate customers.

In each of the years ended December 31, 2022 and 2021, no Hospitality Cloud customer represented more than 1.0% of our revenue for that year.

In addition to the paid relationships with hotels, venues and destinations, we have direct integrations with the back-end sales and catering and IT systems of over 41,000 individual hotel properties, including many major hotel chains and brands as of December 31, 2022.

Below is a breakdown of our total Event Cloud, Hospitality Cloud, and aggregate customers. Customers are not unique to a cloud, and thus some customers appear in the counts of both the Event Cloud and Hospitality Cloud:

	As of December 31
Customer Count	2022	2021	2020
Event Cloud	10,933	10,735	12,018
Hospitality Cloud	11,244	10,311	13,883
Overall	21,543	20,592	25,532

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
•
in-house developed solutions that are often difficult to maintain and do not integrate into marketing automation or CRM systems;
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

Our global Client Services organization is comprised of four groups—Customer Support, Client Success, Professional Services and Customer Training—that together help ensure our customers derive maximum value from their use of our solutions. As of December 31, 2022, we had over 1,500 employees in our Client Services organization working from locations in the United States, Canada, UK, Australia and India.

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

Research and Product Development

Our Research and Development effort is focused both on developing new software and on improving our existing products to transform the meetings and events industry and deliver live engagement. Our Product Development team closely monitors market needs and works closely with customers to identify their current and future requirements. As of December 31, 2022, over 1,200 employees work on our research and development team, which represents 25.9% of our employee base.

We believe that constant innovation and timely development of new features and products is essential to meeting the needs of our customers and improving our competitive position through platform expansion and differentiation. We supplement our own efforts with technologies and products that we license from third parties. We test our products thoroughly to certify and ensure interoperability with third-party hardware and software products.

For the years ended December 31, 2022 and 2021, our research and development expenses totaled $130.6 million and $96.6 million, respectively, representing 21% and 18.6% of our gross revenue, respectively. We plan to continue to significantly invest resources for our research and development efforts, especially to accelerate our event marketing and management solutions for virtual and hybrid events.

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

As of December 31, 2022, we owned 36 registered U.S. trademarks, 15 pending U.S. trademark application, 148 registered non-U.S. trademarks and 16 pending non-U.S. trademark applications, including registered trademarks for “CVENT,” “CVENT CONNECT,” “ATTENDEEHUB,” “PASSKEY” and “ONARRIVAL.” We pursue additional trademark registrations to the extent we believe doing so would be beneficial to our competitive position. Despite our efforts, the actions we take to protect our trademarks may not be adequate to prevent third parties from infringing, diluting, or otherwise harming our trademarks, and the laws of foreign jurisdictions may not protect our trademark rights to the same extent as the laws of the United States.

As of December 31, 2022, we owned six issued U.S. and three issued non-U.S. patents, three pending U.S. patent applications and 20 pending non-U.S. patent applications. The three issued non-U.S. patents expire in October 2029, 2030 and 2033, respectively, subject to any applicable patent term adjustment. While these issued patents and pending patent applications protect some of our intellectual property, we are not materially dependent on any one or more of them.

We have also established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements and invention assignment agreements with employees, independent contractors, consultants, companies and other third parties with whom we conduct business.

Despite our efforts to protect our intellectual property rights, we cannot be certain that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying, reverse engineering, infringement, misappropriation or other violation of our intellectual property, technology and other proprietary information, including by third parties who may use our technology or other proprietary information to develop services that compete with ours. Additionally, our intellectual property rights may not be respected in the future or may be invalidated, circumvented, challenged, narrowed in scope or rendered unenforceable. For important additional information related to our intellectual property position, please review the information set forth in Part I, Item 1A. “Risk Factors — Risks Relating to Our Business and Industry” and “Risk Factors—Legal and Regulatory Risks” included elsewhere in this Annual Report.

Employees and Human Capital Resources

Our mission is to transform the meetings and events industry through technology that delivers live engagement across virtual, in-person, and hybrid events. We believe in connecting people globally through our solutions and services.

Cvent Culture

Over the last 20+ years, our innovative solutions can be attributed to our people and our culture. Simply put, the DNA of Cvent is our people. We have thrived and built a culture of empowerment, encouraging employees to think and act like entrepreneurs, or what we call “intrapreneurs;” to drive business and innovation and their passion has pushed us to become an industry leader. Our employees are guided by our core values called the Soul of Cvent, which include values such as taking actions that make good business sense; adapting, growing and being open to change in an industry that is driven widely by innovation; taking educated risks; and cultivating community by celebrating differences and building on shared connections.

We’ve been recognized for multiple years in many reputable benchmark surveys such as the Great Places to Work in the US, UK and India, Best Workplace for Women in the UK, Excellence in Wellbeing (UK), Top Workplaces and Stevie American Business Awards, among others.

Global Reach and People

Our headquarters are situated in Tysons, Virginia, the technology hub of the Washington, D.C. area. While our roots are in Northern Virginia, we pride ourselves on our global mindset with 10 offices across the U.S., Europe, APAC, and the Middle East, which gives employees plenty of opportunities for growth. As of December 31, 2022, we have approximately 4,900 total employees. The largest employee populations are based in two main locations—our headquarters office with approximately 800 employees, and our operations in Gurgaon, India, with approximately 2,400 employees. The remaining employees are strategically situated in offices and remote locations that enable us to service our customers. While we place great importance in collaboration, we will be evaluating our location strategy post-pandemic, which may result in divesting from certain physical locations to ensure we are creating the right value proposition while keeping our workforce engaged and continue to service our clients.

Our human capital strategy is grounded in our people-first philosophy; as such, our employees’ opinions and sentiments are imperative to the programs and policies we practice. We consistently solicit employee feedback through an annual engagement survey, pulse surveys and hosting informal employee focus group meetings. We are a pro-employee organization and none of our employees are represented by a labor organization. We have never had a work stoppage, and we consider our relationship with our employees to be good while continuing to build programs and offerings with an employee-centric approach.

With respect to community engagement, we encourage employees to support their respective communities in multiple ways. We match donations made by employees to non-profit philanthropic programs, and we reward employees who volunteer their time in the community by giving personal time off through our Cvent Gives Back program.

Compensation and Benefits Program

Our compensation package is designed to attract, motivate, reward, and retain top talent to drive our strategic key results and objectives. We provide all employees with a competitive total cash compensation package, which typically includes base salary plus an annual cash bonus to drive engagement and discretionary effort. We provide long-term incentives to employees at certain levels of the organization to engage them in long-term company success. It is offered in the form of equity with a graduated vesting period.

We invest in our employees by offering a wide range of benefits that help take care of each employee and their dependents. We offer a benefits package that focuses on work-life balance, healthy habits, and financial wellness. The package includes comprehensive health, vision, dental insurance programs, paid time off, sick leave, paid parental leave, flexible spending accounts and health savings accounts, a 401(k) program with an employer match, an employee discount program and employee stock purchase plan. Our health and welfare program provides both choice and value to meet the needs of our diverse workforce.

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

We have broadened the scope and accountability of Diversity, Equity, and Inclusion (“DEI”) to include employees at all levels of the organization. We have several Employee Resource Groups (“ERGs”), where we bring employees of Cvent or its subsidiaries together based on common life experiences, diverse backgrounds and passion to elevate issues of society and community. We presently have seven ERGs, which represent the LGBTQIA+, female, Black, veteran, Jewish, neurodiversity and caregiver communities at the company. Representatives from each ERG participate in a company-wide committee called the Inclusion, Diversity, Equity, Allyship and Storytelling (“IDEAS”) Council to collaborate and share ideas to improve our DEI efforts. Approximately 24% of our employees participate in one or more ERGs as of December 31, 2022.

Facilities

We currently lease approximately 188,600 square feet of space for our corporate headquarters in Tysons, Virginia under several lease agreements, the latest of which expires in July 2025. We also lease approximately 171,500 square feet of space for our Gurgaon, India office under several lease agreements, the latest of which expires in December 2028. Both of these offices are used for administrative, marketing, support and development operations. We also lease space in Austin, Texas; Dallas, Texas; Draper, Utah; London, England; Dubai, United Arab Emirates; Fredericton, Canada; Portland, Oregon; and Singapore.

We believe that our current facilities and planned expansion facilities will be adequate for the foreseeable future; however, we may continue to seek additional space as needed to satisfy our growth. We also continue to invest in technology that allows our distributed workforce to work efficiently and effectively from remote locations.

Government Regulation

Although we do not believe that significant existing laws or government regulations materially adversely impact us, our business could be affected by different interpretations or applications of existing laws, rules or regulations, future laws, rules or regulations or actions by domestic or foreign regulatory agencies. Failure to comply with these and other laws, rules and regulations may result in, among other consequences, administrative enforcement actions and fines, class action lawsuits, other litigation and significant civil and criminal liability.

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

In some cases, privacy laws apply directly to both us and our customers, and in other cases our customers pass through compliance obligations and requirements to us contractually. Further, under some privacy laws, we may be considered a “processor” or a “service provider” and our customers may be considered a “controller” or “business,” while other privacy laws may not clearly distinguish between such roles. In all cases, however, we must monitor, respond to and address privacy laws and related compliance, whether to ensure our own compliance or enable compliant use of our platform by our customers. In general, our failure to adequately safeguard data, address privacy compliance, or comply with our security and privacy commitments to customers could subject us, not only to significant contractual liability to customers and direct liability under privacy laws, but also to reputational harm and regulatory investigations, inquiries or enforcement actions under U.S. (federal and state) and international laws, rules and regulations relating to consumer protection and unfair business practices. Specifically, certain privacy law developments could have significant impacts to our platform and business. For example, privacy laws that restrict the use of personal information for marketing purposes or the tracking of individuals’ online activities (such as the European Union’s proposed ePrivacy Regulation and the CCPA), could expose us to additional regulatory burdens or necessitate changes to our platform or certain features. In addition, certain countries have passed or are considering passing laws that impose data localization requirements or cross border data transfer restrictions on certain data. As with most cloud-based solutions, restrictions on the transfer of platform data outside of the originating jurisdiction pose particular challenges that could result in additional costs or otherwise impact platform use.

With the evolving legal landscape, the scope, interpretation and enforcement of privacy laws could change and new or amended laws may take effect. As a result, the associated burdens and compliance costs on us and our platform could increase in the future. Although we continue to monitor and respond to privacy legal developments and have invested in addressing major privacy law developments (such as the GDPR and the CCPA), it is not possible for us to predict with certainty the effect of these developments on our platform and business. See Part I, Item 1A. “Risk Factors— We are subject to stringent U.S. and foreign data privacy and protection laws, rules, regulations, policies, industry standards and contractual obligations, and our failure to comply could subject us to fines and damages and would harm our reputation and business” included elsewhere in this Annual Report for additional information on the laws, rules, regulations, policies, industry standards and other legal obligations regarding data privacy, protection and security regulations impacting our business.

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

For important information related to government regulation of our business and the risks related to our compliance with such laws, please review the information set forth in Part I, Item 1A. “Risk Factors—Risks Relating to Our Business and Industry” and “—Legal and Regulatory Risks” included elsewhere in this Annual Report.

Available Information

Our website address is www.cvent.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to reports filed with or furnished to the Securities and Exchange Commission (“SEC”), are available free of charge from on our Investor Relations website at investors.cvent.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of these and other websites referenced are not incorporated into and do not constitute a part of this Annual Report.

Item 1A. Risk Factors

You should carefully consider the following risk factors, together with all of the other information contained in this Annual Report, including our consolidated financial statements and accompanying notes and the factors discussed in the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks actually occurs, our business, prospects, financial condition, results of operations or cash flows could be materially adversely affected and the factors that we identify as risks to a particular aspect of our business could materially affect another aspect of our business or the Company as a whole. The risks below are not the only risks we face. Additional risks and uncertainties not currently known to us, or those we currently view to be immaterial, may also materially affect our business, prospects, financial condition, results of operations or cash flows.

Risk Factor Summary

The following is a summary of the principal risks that could materially adversely affect our business, and business prospects, financial condition and results of operations or cash flows:

Risks Related to Our Proposed Acquisition by Blackstone include, among others:

•
Risks related to our proposed acquisition by Blackstone, including our expectations regarding the timing and completion thereof, and general business uncertainty relating to the pending acquisition; and
•
The risk that the proposed acquisition by Blackstone could lead to business uncertainties and contractual restrictions that could harm our business, financial condition, operating results and cash flows.

Risks Related to Our Business and Industry include, among others:

•
The impact of the global COVID-19 pandemic and other geopolitical, macroeconomic and market conditions on our industry, business and customers, and our susceptibility to declines or disruptions in the demand for meetings and events;
•
Our ability to acquire new customers, retain existing customers, and expand and maintain relationships with our existing customers through renewing agreements and selling additional solutions;
•
The growth and strength of the market for our solutions as compared to third-party and internal estimates and forecasts;
•
The impact of a system breach or data security incident on our business and reputation and our exposure to liability;
•
Our contractual indemnification provisions;
•
The significant competition we face in our market;
•
Disruption of our operations, infrastructure or system (or of those of third parties on which we rely);
•
The length and unpredictability of our sales cycle;
•
Our compliance with our obligations under applicable agreements for third-party licenses and technology;
•
Our ability to effectively manage our current and future growth, including through acquisitions;
•
Our ability to adequately expand our sales force;
•
Our ability to realize the benefits of, assimilate or integrate acquired businesses;
•
Our ability to operate offices outside of the United States, including in India;
•
Our dependence on strategic partners to sustain the flow of RFPs through the Hospitality Cloud;
•
Our history of losses and ability to achieve profitability in the future;
•
Our ability to continue to innovate and provide useful solutions to our customers and offer high-quality support;
•
Our ability to hire, retain, and motivate key employees and skilled personnel;
•
The impact of fluctuations due to seasonality on our revenue, sales, billings, cash flow, operating expenses and results;
•
User and customer satisfaction with our deployment, training and support services;
•
Contractual disputes with our customers;
•
Any significant reduction in spending by advertisers on our platform;

•
Our ability to maintain, protect, defend and enhance our brand;
•
Potential delays in product and service development;
•
Risks related to our onsite event solutions;
•
Our ability to maintain compatibility of our solutions with third-party applications used by our customers;
•
Our reliance on third-party data for select functionality of our platform;
•
The impact of potential privacy concerns and threats on market adoption of our platform;
•
Our reliance on third-party data center hosting facilities to deliver our platform to our customers; and
•
Our ability to maintain our corporate culture.

Risks Related to Legal and Regulatory Compliance include, among others:

•
Our ongoing compliance with legal requirements, contractual obligations and industry standards regarding security, data protection, privacy and other applicable law in the jurisdictions in which we operate;
•
Our compliance with payment card networks’ rules and regulations;
•
Our ability to adequately obtain, maintain, protect, defend and enforce our intellectual property rights; and
•
Claims by third parties that we infringe, misappropriate or otherwise violate their intellectual property rights.

Risks Related to Finance and Financial Reporting include, among others:

•
How we recognize revenue and when changes in sales are reflected in our operating results;
•
Our ability to utilize our net operating loss carryforwards;
•
The impact of foreign currency exchange rate fluctuations;
•
Our customers’ ability to timely pay the amounts owed to us; and
•
The impact of any impairment of goodwill and other intangible assets.

Risks Related to Our Indebtedness include, among others:

•
Existing and future indebtedness could adversely affect our business and growth prospects; and
•
The risks associated with the financing documents governing our Revolving Credit Facility (defined below).

Risks Related to Ownership of Our Common Stock include, among others:

•
Vista’s ability to control the vote of all matters submitted to a vote of our Board or stockholders;
•
The possibility an active, liquid trading market for our common stock may not be sustained;
•
The potential volatility of the price of our common stock;
•
The designation of the Delaware Court of Chancery as the sole and exclusive forum for certain stockholder matters; and
•
Our ability to establish and maintain effective internal controls.

Risks Related to Our Proposed Acquisition by Blackstone

Uncertainties associated with the proposed Merger (as defined below), including the risk that the Merger may not close in the anticipated timeframe or at all due to one or more of the closing conditions to the Merger not being satisfied or waived, may have an adverse effect on our business, financial condition, results of operations and stock price.

On March 14, 2023, we entered into an agreement and plan of merger (the “Merger Agreement”) with Capstone Borrower, Inc., a Delaware corporation (“Parent”) and Capstone Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are affiliates of Blackstone. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”) (see Note 18. Subsequent Events to the consolidated financial statements included in Part II, Item 8 of this Annual Report). If the Merger is completed, we will become a privately held company, meaning that the Company’s common stock will be delisted from the Nasdaq Global Market and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Completion of the Merger is subject to various closing conditions, including, among other things, approval of the adoption of the Merger Agreement by our stockholders and the receipt of applicable regulatory approvals. Further, if the Merger has not been consummated on or before December 14, 2023 (subject to an extension until March 14, 2024 under certain circumstances for the purpose of obtaining certain regulatory approvals), then the Merger Agreement may be terminated by either party. There is no assurance that receipt of applicable regulatory approvals will occur, or that all of the other closing conditions will be satisfied (or waived, to the extent permitted by applicable law), or that the Merger will be completed on the terms reflected in the Merger Agreement, within the expected timeframe, or at all.

The announcement and pendency of the Merger may create disruption in and uncertainties for our business, which could have an adverse effect on our ability to retain and hire key personnel and to maintain relationships with our business partners, suppliers and customers. These business partners, suppliers and customers could attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during pendency of the Merger. Adverse changes in our relationships with employees, business partners, suppliers and customers may continue or intensify in the event the Merger is not consummated or is significantly delayed. As a result, there can be no assurance that our business, financial condition and results of operations will not be adversely affected, as compared to prior to the announcement of the Merger Agreement. Management’s attention may also be diverted towards activities focused on completing the Merger, which could further impact these relationships and also the execution of our business plan and the quality of our services.

If the Merger is not completed, we and our stockholders may suffer other consequences. To the extent that the current market price of our stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed. Further, investor confidence in us could decline, and stockholder litigation could be brought against us. In addition, we will have incurred significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, including for activities that we would have not undertaken other than to complete the Merger. As a result, to the extent the Merger is not completed, we will receive little or no benefit from incurring these costs, and in the absence of the Merger, these costs may have been allocated elsewhere. In addition, if the Merger Agreement is terminated under certain circumstances, we may be required to pay Blackstone a termination fee equal to $138,608,439, which could have adverse effect on our financial condition and results of operations.

Even if successfully completed, there are certain risks to our stockholders from the Merger, including: we may experience a departure of employees prior to the closing of the Merger; the amount of cash to be paid per share of our common stock under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock; receipt of the all-cash per share Merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.

Under the Merger Agreement, we are restricted from soliciting, initiating, proposing, knowingly inducing or knowingly encouraging, facilitating or assisting alternative acquisition proposals from third parties and/or providing non-public information to third parties in response to any inquiries regarding, or the submission of any proposal or offer that constitutes, or would reasonably be expected to lead to, any Acquisition Proposal (as defined in the Merger Agreement). These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration in the Merger.

We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.

Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business that could harm our business relationships, financial condition, operating results, cash flows and business, including restrictions with respect to our ability to, among other things, subject to certain specified exceptions: revise our organizational documents; adopt, amend, modify in any material respect or terminate any employee plans (as defined in the Merger Agreement); materially increase the compensation of any director, officer or employee; hire or terminate any employee earning above a certain salary or wage (other than in the ordinary course); compromise or settle certain legal proceedings; change our methods, principles or practices of financial accounting; incur capital expenditures above specified thresholds; freely issue securities; and incur indebtedness. Because of these restrictions, we may be prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement. Such restrictions could prevent us from pursuing certain business opportunities that arise prior to the effective time of the Merger and are outside the ordinary course of business and could otherwise adversely affect our business and operations prior to completion of the Merger.

Lawsuits relating to the Merger could be filed against us, including by our stockholders.

Although litigation is common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition, the outcome of any lawsuits filed against us is uncertain and could delay or prevent completion of the Merger. While we plan to vigorously defend any such lawsuits, we may not be successful in defending against any such claims. Additionally, the costs of defense of such litigation, including costs associated with the indemnification of directors and officers, and other effects, such as negative publicity or damage to our relationships with business partners, suppliers and customers, could have an adverse effect on our business, financial condition and operating results.

Risks Relating to Our Business and Industry

The impacts of the global COVID-19 pandemic and other geopolitical, macroeconomic and market conditions have had, and may continue to have, a significant effect on our industry, which in turn affects how we and our customers are operating our respective businesses. Our business is susceptible to declines or disruptions in the demand for meetings and events, including those due to economic downturns, natural disasters, geopolitical upheaval and global pandemics.

The macroeconomic impacts of the COVID-19 pandemic and other geopolitical events, such as inflation, labor shortages, lack of access to capital, lack of consumer confidence, supply chain disruptions and market volatility, have persisted and are expected to continue to pose risks to our and our clients’ business for the foreseeable future. Uncertainty about the duration of these negative macroeconomic conditions have impacted fiscal and monetary policy, including increases in interest rates, increased labor costs, and decreased corporate and consumer spending. The effects from a broadening or protracted extension of these conditions could result in a decrease in overall economic activity, hinder economic growth or cause a recession in the United States or in the global economy. We sell our products throughout the United States, as well as in several international countries to commercial, non-profit and government customers. Our business may be adversely affected by factors in the United States and other countries such as disruptions in financial markets, reductions in government spending, or downturns in economic activity in specific countries or regions, or in the various industries in which we operate; social, political or labor conditions in specific countries or regions; or adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations. Further economic weakness and uncertainty may result in significantly decreased spending on our event marketing and management solutions, which may adversely affect our business, operating results and financial condition.

Our business depends on discretionary corporate spending. Negative macroeconomic conditions may adversely affect our clients’ businesses and reduce our clients’ operating expense budgets, which could result in reduced demand for our services or cancellations, increased demands for pricing accommodations or higher rates of delays in collection of, or losses on, our accounts receivable, which could adversely affect our results of operations and financial position. During periods of economic slowdown and recession, consumers have historically reduced their discretionary spending, and our ability to sign new clients, and to upsell to and renew contracts with our existing clients may be significantly impacted. Additionally, challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, our cash flow may be negatively impacted and our allowance for credit losses and write-offs of accounts receivable may increase. If we are unable to offset any decrease in revenue by increasing sales to new or existing customers, or otherwise offset higher costs through price increases, our revenue may decline. The extent to which the ongoing impacts of these negative macroeconomic conditions will impact our business, results of operations and financial position is uncertain and will depend on political, social, economic and regulatory factors that are outside of our control, including actions that may be taken by regulators and businesses (including our clients) in response to the macroeconomic uncertainty. Our business and financial performance may be unfavorably impacted in future periods if a significant number of our clients are unable to continue as viable businesses or they significantly reduce their operating budgets, or if there is a reduction in business confidence and activity, a decrease in government, corporate and consumer spending, or a decrease in growth in the overall market, among other factors.

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

We are substantially dependent upon the addition of new customers and the continued growth of the market for our solutions.

We derive, and expect to continue to derive, a significant majority of our revenue from the sale of our cloud solutions. During the years ended December 31, 2022, 2021 and 2020, 70.0%, 69.8% and 63.4%, respectively, of our total revenue was derived from our Event Cloud business. Therefore, the sustained acceptance and use of the cloud-based business model for delivery of our event marketing and management solutions is critical to our future growth and success. Planners have traditionally relied on point solutions, manual, paper and spreadsheet-based systems to organize events. Our ability to grow our business and increase revenue depends on our success in continuing to educate planners about the potential benefits of our cloud-based solutions. Concerns about cost, fraud, privacy, security, reliability and other issues may cause potential buyers not to adopt our applications. Moreover, planners who have already invested substantial resources in other registration and management systems or methods may be reluctant to adopt a new approach like ours to supplement or replace existing systems or methods. If organizations do not widely adopt applications such as ours, our ability to grow our business will be limited.

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

An important component of the success of our Hospitality Cloud depends on our ability to maintain and expand relationships with hotels and venues. A substantial portion of our revenue is derived from compensation negotiated with hotels and venues for advertising and software solutions, particularly through CSN. During the years ended December 31, 2022, 2021 and 2020, approximately 30.0%, 30.2% and 36.6%, respectively, of our total revenue was derived from our Hospitality Cloud.

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

The market for event marketing and management software is still evolving. We rely on data published by third parties, including studies that we have commissioned, and on internally generated data and assumptions to calculate the size of our target market, customer groups and verticals within customer groups. For example, we rely on a worldwide TAM, and we make assumptions about the direction of the events industry, including with respect to the mix of in-person, virtual and hybrid events. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our future growth rate may be limited. In addition, these inaccuracies or errors may cause us to misallocate capital and other business resources, which would adversely affect our business, results of operations and financial condition.

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

If our or our third-party service providers’ security measures are breached because of third-party actions, including employee error, malfeasance, malicious code (such as malware, viruses, trojans, worms and ransomware), theft or fraud, state-sponsored organizations or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers could be severely damaged, and we could incur significant liability. In addition, many jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data, and our agreements with certain partners could require us to notify them in the event of a security incident. These mandatory disclosures regarding a security breach may lead to widespread negative publicity and may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, could harm our reputation, and we could lose customers or fail to acquire new customers. If we experience compromises to or interruptions or disruptions of our information technology systems as a result of security lapses, technical difficulties or otherwise that result in performance or availability problems of our cloud-based solutions, the complete shutdown of our cloud-based solutions, or the loss or unauthorized disclosure of confidential or personal information, our partners or customers may be harmed or lose trust and confidence in us, and decrease the use of our solution or stop using our solution in its entirety, and we could suffer reputational harm. We could also suffer financial harm as any such breach could cause us to issue refunds or service credits to customers for prepaid and unused subscription services or indemnify our customers for their losses. Any breach, loss or compromise of personal data may also subject us to severe civil fines and penalties, or claims for damages either under the GDPR, and relevant member state laws in the European Union (the “E.U.”), other foreign laws, and other relevant state and federal privacy laws, rules and regulations in the United States.

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

Our third-party service providers may also suspend or discontinue their relationships with us. For example, we work with third-party service providers to process credit card payments by or on behalf of our customers and are subject to payment card association operating rules. If our security measures fail to protect this information adequately or we fail to comply with the applicable operating rules, we could be liable to both our customers for their losses, as well as the third-party service providers under our agreements with them. We could also be subject to fines and higher transaction fees. Any of these effects could harm our business, results of operations and financial condition.

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

Our customers use our applications to manage important aspects of their businesses, and any disruption in our services or loss of data could damage our customers’ businesses and subject us to substantial liability, harm our reputation, result in costly litigation or regulatory investigations or inquiries and negatively affect our business, results of operations and financial condition. If that occurs, our customers may delay or withhold payment to us, elect not to renew, or make contractual or other claims against us. The occurrence of any of these events could: result in an increase in our credit loss expense; result in an increase in collection cycles for accounts receivable; require us to establish a warranty provision; or incur the expense or risk of litigation. Further, if we are unable to meet the stated service level commitments we have guaranteed to some our customers, we may be contractually obligated to provide these customers with credits for future service or refund customers for prepaid amounts with regard to unused services. Our insurance coverage may not be sufficient to compensate us for the potentially significant losses that may result from claims arising from disruptions in our services. Such an event would also harm our reputation and we could lose future sales.

Disruptions may result from errors we make in delivering, configuring, or hosting our applications, or designing, maintaining or scaling our applications. In addition, our customers may use our services in ways that cause disruptions for other customers. We have experienced disruptions in our systems in the past, including server failures that temporarily slowed down the performance of our websites and mobile applications. Most recently, on May 20, 2022, we experienced a service disruption which lasted approximately eight hours, and on July 22, 2022, we experienced a service disruption which lasted approximately 10.5 hours. In both instances, we intervened quickly to remediate with no customer data loss and have invested to improve resiliency of our systems. While these disruptions did not have a material adverse impact on our results of operations or financial conditions, we may experience more significant interruptions in the future.

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

There can be no assurance that our disaster preparedness will prevent significant disruption of our applications and operations. While we maintain a disaster recovery plan for our primary cloud infrastructure and maintain operationally equivalent server, network and storage infrastructure at our backup cloud infrastructure, we do not maintain a disaster recovery plan for the backup data center. A failure of systems at both our primary and backup data centers may result in disruption of substantial components of our platform or the loss of data, including personal or confidential data. Any difficulty or failure in maintaining business continuity could lead to lengthy service disruption or data loss, which could harm our reputation, and negatively affect our business, results of operations and financial condition.

Our business depends substantially on renewing agreements with existing customers and selling additional solutions to them. Any decline in—or failure to grow—our customer renewals or expansions would likely harm our future operating results, and our net dollar retention rate may decline or fluctuate.

Our business relies on a land-and-expand business model, in which customers grow their spend with us over time, and depends substantially on renewing agreements with existing customers and selling additional solutions to them. The impact of non-renewals or failure to grow our customer renewals is heightened for larger customers. Any decline in or failure to grow our customer renewals will adversely impact our annual recurring revenue, a key metric of our business.

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

One of our key sales initiatives is targeting sales to large enterprise customers. We focus on growing the number of customers that contribute more than $100,000 of annual recurring revenue (“ARR”) as a measure of our ability to scale with our existing customers and attract larger organizations to Cvent. Revenue from these customers represented 43.7%, 41.0% and 32.9% of total revenue for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, 2021 and 2020, we had 935, 802 and 666 customers that contributed more than $100,000 of revenue in each of the respective years. The increase in the number of clients that contribute more than $100,000 of ARR in 2022 and 2021 was primarily due to the lessening impact of the global COVID-19 pandemic on both the Event and Hospitality Clouds, resulting in increased spend on products supporting in-person events, in addition to the adoption of Attendee Hub, our solution for ongoing engagement and virtual events. Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities, such as longer sales cycles, more complex customer requirements upfront sales costs, and less predictability in completing some of our sales.

For large enterprises, the customer’s decision to use our solution may be an enterprise-wide decision and require us to provide more education about the use and benefits of our software, as well as education regarding privacy and data protection laws, rules and regulations to prospective customers with international operations. In addition, larger customers may demand more complicated client set-up, integration services, features and more stringent contract terms. Further, these opportunities may require us to devote greater sales support and professional services resources. For example, enterprise customers typically spend more time negotiating contract terms. Accordingly, selling to enterprise customers generally increases our costs of sales, lengthen our sales cycles and decrease our capability to predict our ability to close the sale. The increased costs may also decrease our gross margins. If a customer is not satisfied with the quality of work performed by us or with the type of services or solutions delivered, we could incur additional costs to address the situation, the profitability of that work might be impaired and the customer’s dissatisfaction with our services could damage our ability to obtain additional work from that customer. This risk is heightened in respect of large customers.

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

We may lose customers for a variety of reasons, including the decision of a business customer to commence bankruptcy proceedings, restructure itself, dissolve or otherwise cease operations. We believe the risk of such events has increased with the recent global COVID-19 pandemic and may further increase if macroeconomic conditions continue to deteriorate. The loss of several large enterprise customers could have a significant impact on our revenue, reputation and our ability to obtain new customers. In addition, negative publicity related to our customer relationships, regardless of its accuracy, could harm our professional reputation and operating results. This risk is heightened in respect of large customers.

Our sales cycle can be lengthy and unpredictable, which may cause our operating results to vary significantly.

Our sales cycle, which is the time between initial contact with a potential new customer and the ultimate sale to that customer, is often lengthy and unpredictable. Potential new customers typically spend significant time and resources evaluating event marketing and management and venue marketing solutions, which requires us to expend substantial time, effort and money educating them about the value of our offerings. Accordingly, it is difficult for us to forecast when or if a sale will close or the size of any specific sales to new customers. In addition, customers may delay their purchases from one quarter to another as they (i) wait for us to develop new features, (ii) assess their budget constraints or (iii) forecast future business activity. In particular, factors affecting one of our key sales initiatives, targeting sales to large enterprise clients typically increase our costs of sales, lengthen our sales cycles, and decrease our capability to predict our ability to close the sale. Any delay in closing, or failure to close, sales in a particular quarter or year could significantly harm our projected growth rates and could cause our operating results to vary significantly.

If we fail to comply with our obligations under license or technology agreements with third parties, we may be required to pay damages, and we could lose license rights that are critical to our business and our software product development and production may be delayed or we may incur additional expense to modify our products or products in development.

We license certain intellectual property, including technologies, data, content and software, from third parties that is important to our business, and in the future, we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. If we fail to comply with any of the obligations under our license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights and could inhibit our ability to commercialize our products and services.

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

Because of these risks, some of these licenses may not be available to us in the future on terms that are acceptable to us or allow our products to remain competitive or at all. The loss of these licenses or the inability to maintain any of them on commercially acceptable terms could delay development of future products or impair the functionality or enhancement of existing products, leading to increased expense associated with licenses of third-party software or development of alternative software to provide comparable functionality for or modification of our existing products. Any development delays or impairment of functionality could result in loss of competitive position, loss of sales and loss of customer confidence, which could have a material adverse effect on our business, results of operations and financial condition.

We may identify additional intellectual property we may need to license in the future to engage in our business, to develop or commercialize new products or services, however third party licenses may not be available on acceptable terms or at all. Further, the agreements under which we license intellectual property or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition and results of operations.

Failure to adequately expand our sales force will impede our growth.

We will need to continue to expand and optimize our sales infrastructure in order to grow our customer base and our business. We plan to continue to expand our sales force both domestically and internationally to, among other things, take account of the growing need for virtual and hybrid events. We expect sales and marketing to continue to be among the most significant components of our operating expenses as we address the industry opportunity for growth. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. It can take several months or longer before our sales representatives are fully trained and productive. Expanding our sales force also requires substantial investment in our recruiting, training and sales management functions. Our business may be adversely affected if our efforts to expand and train our sales personnel do not generate a corresponding increase in revenue. In particular, if we are unable to hire, develop and retain talented sales personnel, or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenue.

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

Acquisitions may also increase the risk of unforeseen legal liability, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses which are not discovered by due diligence during the acquisition process. If an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer long-term. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, results of operations and financial condition.

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

A significant proportion of our operations and personnel are located outside of the United States and we intend to continue to expand and grow into international markets. We currently maintain offices in the United States, India, the United Kingdom, Canada, Singapore and the United Arab Emirates, and we may in the future open additional international offices. In addition, we currently employ sales personnel in Australia, Spain, the Netherlands and Germany. Any international expansion efforts that we may undertake may not be successful. Further, conducting more extensive international operations subjects us to new risks that we have not generally faced in the United States. These risks include:

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

We have significant operations in India. As of December 31, 2022, approximately 49% of our employees were based in India. Operating in India requires substantial resources and management attention and subjects us to economic, political and operational risks that are different from those in the United States. For example, there have been armed conflicts between India and neighboring Pakistan. Also, extremist groups within India and neighboring Pakistan have from time-to-time targeted Western interests. Other risks specific to our operations in India include, but are not limited to, difficulty with responding to changes in economic conditions that may include inflation and fluctuations in exchange rates and interest rates; problems that impair our business infrastructure, such as telephone system failure or an international disruption of our information technology systems by a third party;

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

We have experienced losses in the years ended December 31, 2022, 2021 and 2020, and we may not achieve profitability in the future.

As of December 31, 2022 our accumulated deficit is $951.9 million. We experienced net losses of $100.3 million, $86.1 million and $83.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. We anticipate that our operating expenses will increase in the foreseeable future as we continue to invest to grow our business and acquire clients, develop our platform, develop new solutions and comply with the requirements of being a public company. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Any failure to increase our revenue or generate revenue from new solutions could prevent us from attaining or increasing profitability. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

If we do not continue to innovate and provide solutions that are useful to our customers and event registrants and attendees, we may not remain competitive, and our revenue and operating results could suffer.

Our success depends on continued innovation to develop and provide features and services that make our solutions, websites and mobile apps useful for planners, hotels and venues and event registrants and attendees. We recognize that the pace of technological innovation is accelerating, and that we need to continue to innovate to maintain our product differentiation. Therefore, maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop our platform internally due to certain constraints, such as high employee turnover, lack of management ability or a lack of other research and development resources, we may miss market opportunities. Our competitors may expend a considerable amount on their research and development programs and are frequently developing innovations in services and features. Additionally, the rapid pace at which technology evolves generally requires us to find new ways to deliver our solutions to end users with better performance and functionality. As a result, we must continue to invest significant resources in order to continually improve the speed, accuracy, comprehensiveness and functionality of our solutions, websites and mobile apps. If we are unable to maintain adequate research and development resources and to continue offering innovative solutions or if new or enhanced solutions fail to engage planners, hotels and venues or event registrants and attendees, we may be unable to attract additional customers or event registrants or retain our current customers or event registrants and attendees, which may adversely affect our business, operating results and financial condition.

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

We generally experience seasonality in our sales and billings due to the seasonality of the underlying budgets of our clients. Our clients have historically made more purchasing decisions in the fourth quarter of the calendar year, and in the past we invoiced these customers on December 31 for new contracts or contract renewals that would begin on January 1. Accordingly, our fourth quarter has historically been our strongest quarter for new sales and renewals and the associated billings, and our first quarter has historically been the largest collections and operating cash flow quarter. Additionally, we experience seasonality in our overall revenue and expenses due to the timing of our client conference, Cvent CONNECT, which is our annual marketing event that brings together planners, hoteliers and venues to connect, learn and engage about the changing meetings and events industry ecosystem. The timing of Cvent CONNECT affects both our marketing costs and the revenue that we earn from registrations, certifications and sponsorships. We expect that in the future, as we continue to grow Cvent CONNECT, our marketing expenses and revenue associated with the marketing event will increase in absolute dollars. As a result, we expect our expenses and total revenue to be higher in the quarter in which the event is hosted, which will likely result in low or negative sequential revenue growth in the quarter following the event.

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

Our customers rely on our customer support services. In order to maximize the value of our applications, we must continue to educate and train our customers and end users to develop the skills necessary to harness the power of our applications. If we are not able to effectively educate and train our users, they may choose not to renew their subscriptions, market perceptions of our company and our applications may be impaired, and our reputation and brand may suffer. Customers and other users also depend on our support organization to activate accounts and resolve technical issues relating to our applications. Some customers may depend on our support organization to provide services, for example, building registration websites, creating web graphics or other services. We may be unable to respond quickly enough to accommodate short-term increases in demand for support services. We may also be unable to modify the format of our support services to compete with changes in support services provided by our competitors. Increased demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results. High-quality education and customer support is important for the successful marketing and sale of our solutions and for the renewal of our agreements with existing customers. Failure to maintain high-quality technical support and training, or a market perception that we do not maintain high-quality support or training, could adversely affect our reputation, our ability to offer and sell our applications, our renewal rates, and our business and operating results.

Contractual disputes with our customers could be costly, time-consuming and harm our reputation.

Our business is contract intensive, and we are party to contracts with our approximately 22,000 customers as of December 31, 2022 all over the world. Our contracts can contain a variety of terms, including service levels, security obligations, indemnification, renewal, termination and regulatory requirements. Contract terms may not always be standardized across our customers and can be subject to differing interpretations, which could result in disputes with our customers from time to time. If our customers notify us of a contract breach or otherwise dispute our contract, the resolution of such disputes in a manner adverse to our interests could negatively affect our operating results.

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

Our third-party data center hosting facilities provider provides us with computing and storage capacity pursuant to an agreement that continues until February 29, 2024. The provider may terminate the agreement for cause with 30 days’ prior written notice if there is any material default or breach of the agreement by us that we do not cure within the 30-day period. Additionally, the provider has the right to terminate the agreement upon 90 days’ advance prior written notice and a 90-day cure period in certain scenarios, such as if the provider believes that our or any end users’ use of its services poses a security risk or threat to the function of its service offerings or a security or liability risk to such provider. The provider may also terminate the agreement upon 30 days’ prior written notice in order to comply with applicable law or requirements of governmental entities. The agreement requires the provider to provide us with their standard computing and storage capacity and related support in exchange for timely payment by us. If any of our arrangements with this provider were terminated, we could experience interruptions in our software as well as delays and additional expenses in arranging new facilities and services.

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

We are subject to and strive to comply with a variety of data privacy and protection laws, rules, regulations, policies and industry standards adopted by federal, state, local and foreign legislatures and governmental agencies, as well as contractual privacy obligations. Data privacy and protection is highly regulated, and may become the subject of additional regulation in the future. Privacy laws regulate our collection, storage, use, processing, disclosure, transfer and protection of non-public personal information, including certain data provided to us by our event organizers and registrants. Any failure, or perceived failure, by us to comply with federal, state, local or international laws, including laws, rules and regulations regulating privacy, payment card information, personal health information, data or consumer protection could result in proceedings, litigation or actions against us by governmental entities or others, significant fines and penalties for noncompliance, regulatory inquiries or investigations, increases in compliance costs and reputational damage, any of which could have a material and adverse effect on our business, financial condition, operating results, cash flows and prospects. Further, if we are required to change our business activities or revise or eliminate services, our business and results of operations could be harmed.

Internationally, many jurisdictions have established or are considering establishing their own data security and privacy legal frameworks with which we may need to comply, and compliance with regulations that differ from country to country may impose substantial burdens on our business. In the E.U., the GDPR establishes numerous requirements applicable to the handling of personal data, including stringent operational requirements for processors and controllers of personal data and heavier documentation requirements for data protection compliance programs. The GDPR imposes penalties for non-compliance of the greater of €20 million or 4% of worldwide revenue. The GDPR also provides that E.U. member states may introduce further conditions and make their own laws and regulations further limiting the processing of certain personal data, which could limit our ability to collect, use and share E.U. data. Customers are seeking assurances from their suppliers, including us, that such suppliers’ processing of personal data of E.U. nationals is in accordance with GDPR. If we are unable to provide adequate assurances to such customers, demand for our applications could be adversely affected. In addition, we must continue to seek assurances from our subprocessors that they are handling personal data in accordance with GDPR requirements in order to meet our own obligations under GDPR.

In addition to GDPR, the European Commission has another draft regulation in the approval process that focuses on electronic communications particularly, online and direct marketing. The proposed legislation, known as the Regulation on Privacy and Electronic Communications, or the ePrivacy Regulation, would replace the current ePrivacy Directive. While the text of the ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. As regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies may lead to broader restrictions on our marketing and personalization activities and may negatively impact our efforts to understand users.

Further, data processing in the U.K. is governed by both the GDPR and the Data Protection Act, effective in May 2018 and statutorily amended in 2019, that substantially implements GDPR and contains provisions, including U.K.-specific derogations, for how the GDPR is applied in the U.K. The Data Protection Act also imposes fines of up to the greater of £17 million or 4% of global turnover, in addition to the fines under the GDPR, subjecting us to two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. On June 28, 2021, the E.U. Commission published an adequacy decision in respect of the U.K. which allows for transfers under the GDPR, expected to last until June 27, 2025. As such, transfers are permitted from the EEA to the U.K. (without requiring additional use of another transfer mechanism such as the SCCs). However, transfers from the U.K. to third countries are still considered “restricted transfers” that require a transfer impact assessment, supplementary measures to protect personal data that is transferred, and SCCs. Every customer contract that involves the transfer of data from the E.U. and/or the U.K. will require the negotiation of a data processing agreement that includes these E.U. or U.K. SCCs.

In the United States, numerous states have enacted or are in the process of enacting state level data privacy laws and regulations governing the collection, use and other processing of personal information. For example, the CCPA, which took effect on January 1, 2020, establishes a privacy framework for covered businesses such as ours, and has required and may continue to require us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA imposes severe civil penalties and statutory damages, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. Furthermore, the CPRA, which expands upon the CCPA, was passed in the California election in November 2020 and became effective in most material respects on January 1, 2023, with a “lookback” period to January 1, 2022 with respect to data maintained. The CPRA imposes additional obligations on companies covered by the legislation and expands the CCPA to include additional data privacy compliance requirements that may impact our business, increasing the scope of fines under the CCPA and removing the cure period that existed under the CCPA. As with the GDPR, customers and other users may seek similar assurances from suppliers regarding compliance with such laws.

Similar privacy legislation has been adopted or is being considered in other states and may require us to modify our data processing practices and policies and could greatly increase the cost of providing our offerings, require significant changes to our operations or even prevent us from providing certain offerings in certain jurisdictions in which we currently operate and in which we may operate in the future, and require us to incur potential liability in an effort to comply with such legislation.

Additionally, all 50 states and the District of Columbia have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected persons and state regulators, as applicable, in the event of a data breach or compromise, and we have in the past been, and may in the future be, required to make such notifications. There are also a number of other legislative proposals worldwide, including in the United States at both the federal and state level, that could impose additional and potentially conflicting obligations in areas affecting our business.

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

The payment card networks, such as Visa, MasterCard and American Express, have adopted rules and regulations that apply to all merchants who process and accept credit cards for payment of goods and services. We are obligated to comply with these rules and regulations as part of the contracts we enter into with payment processors and merchant banks. The rules and regulations adopted by the payment card networks include the PCI DSS. Under the PCI DSS, we are required to adopt and implement internal controls over the use, storage and security of payment card data to help prevent fraud. If we fail to comply with the rules and regulations adopted by the payment card networks, including the PCI DSS, we could be in breach of our contractual obligations to payment processors and merchant banks. Such failure to comply may subject us to fines, penalties, damages and civil liability, and could eventually prevent us from processing or accepting debit and credit cards or could lead to a loss of payment processor partners. Further, there is no guarantee that even if we comply with the rules and regulations adopted by the payment card networks, we will be able to maintain our compliance. For example, we have acquired businesses in the past that were not immediately compliant with PCI DSS at the time of our acquisition. Until or unless those businesses are fully integrated with our own systems, sunsetted, or divested, we may be unable to comply with PCI DSS standards for those acquired businesses without substantial additional costs. We also cannot guarantee that such compliance will prevent illegal or improper use of our payments systems or the theft, loss or misuse of the debit or credit card data of customers or participants or regulatory or criminal investigations. Our removal from networks’ lists of PCI DSS compliant service providers could mean that existing merchants, customers, sales partners or other third parties may cease using or referring our services. Also, prospective merchants, customers, sales partners or other third parties may choose to terminate negotiations with us, or delay or choose not to consider us for their processing needs. In addition, the card networks could refuse to allow us to process through their networks. Any such event would harm our reputation and may result in a loss of service for our customers, which would adversely affect our business, operating results and financial condition.

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

Our business depends on proprietary technology and content, including software, databases, confidential information, know-how and other intellectual property, the protection of which is crucial to the success of our business. We rely on, and expect to continue to rely on, a combination of trademark, patent, domain name, trade secret, and copyright law in the United States and internationally, as well as technological measures and contractual restrictions, to establish and protect our intellectual property, proprietary technology, content and brand and maintain our competitive position. We have sought and continue to seek patent protection for certain of our technologies and, as of December 31, 2022, we own six issued U.S. patents, three issued non-U.S. patent, three pending U.S. patent applications and 20 pending non-U.S. patent applications. There can be no assurance that a patent will ultimately be issued from any of our pending patent applications. We have also registered key domain names, trademarks and service marks in the United States and in certain locations outside the United States. The process of seeking patent protection can be long and expensive, and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. There is also a risk that we do not establish an unbroken chain of title from the inventors of a patented invention to us. An inventorship or ownership dispute could arise that may permit one or more third parties to practice or enforce our intellectual property rights, including possible efforts to enforce rights against us. Additionally, errors in inventorship or ownership can sometimes also impact priority claims, and if we were to lose our ability to claim priority for certain patent filings, intervening art or other events may preclude us from receiving issued patents. We also have pursued and will continue to pursue the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. However, despite our efforts to protect our intellectual property rights, various factors outside our control pose a threat to our intellectual property rights.

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

Anti-corruption and anti-bribery laws have been enforced aggressively in recent years. Our business activities are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and similar anti-bribery and anti-corruption laws, regulations, or rules of other countries in which we operate, including the U.K. Bribery Act. These laws are interpreted broadly and prohibit companies, their employees, and third-party intermediaries from authorizing, promising, offering, or providing, either directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. The FCPA also requires public companies to maintain accurate books and records and to devise and maintain an adequate system of internal accounting controls. While only anticipated to represent a de minimis proportion of our total revenue, we may count among our customers a number of government entities. For example, in Dubai, customers include government-supported companies, while in the US and UK, customers include government-funded public universities, though such sales represent no more than 4% of total revenue. Particularly as we continue to increase our international sales efforts, we may engage with partners and third-party intermediaries to market our services and to obtain necessary permits, licenses, and other regulatory approvals. Our third-party intermediaries may have direct or indirect dealings with those deemed by anti-corruption laws to be government officials, which also include interactions in countries known to experience public corruption, including Mexico, India, Thailand, and Brazil. Activities in such countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, partners, or third-party intermediaries that could be in violation of various anticorruption laws. We have policies and controls intended to prevent these practices—e.g., a standalone Anti-Corruption Policy, Code of Business Conduct and Ethics, mandatory training on anti-corruption topics, financial controls, and a whistleblowing hotline, among others. While there is no certainty that all of our employees, consultants, partners, or third-party intermediaries will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws, our policies and controls aim to satisfy its obligation to comply with them. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, and liability for the actions of corrupt or other illegal activities of such third-party intermediaries, their employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

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

As of December 31, 2022, we had deferred tax assets related to U.S. federal and state net operating loss carryforwards of approximately $74.2 million and $18.3 million, respectively. Our ability to utilize our federal net operating loss carryforwards may be limited under Section 382 of the Code. The limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards. Future changes in our stock ownership, which may be outside of our control, may trigger an ownership change and, consequently, the limitations under Section 382 of the Code. As a result, our ability to use our pre-change net operating loss carryforwards to offset future taxable income may be subject to limitations, which could adversely affect our future cash flows.

In addition, our ability to use our federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. Federal net operating losses generated prior to 2018 will continue to be governed by the net operating loss rules as they existed prior to the adoption of the Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto. Many states have similar laws, in addition to laws that suspend, reduce or eliminate the ability to carry losses forward. Accordingly, our federal and state net operating losses could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act as modified by the CARES Act, the federal net operating losses incurred in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding such loss, and net operating losses arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, federal net operating losses generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses may be limited to 80% of current year taxable income for tax years beginning after December 31, 2020. Refer to Note 10. Income Taxes, to the consolidated financial statements included elsewhere in this Annual Report for further discussion of net operating loss carryforwards as of December 31, 2022.

We are exposed to fluctuations in currency exchange rates.

We face exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. Our operating results could be negatively affected depending on the amount of expense denominated in foreign currencies, primarily the Indian rupee. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when remeasured, may differ materially from expectations. For example, we experienced a gain of 0.8 million as a result of foreign currency transactions for the year ended December 31, 2022. In addition, our operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. Although we may apply certain strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. Additionally, as we anticipate growing our business further outside of the U.S., the effects of movements in currency exchange rates will increase as our transaction volume outside of the U.S. increase.

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

As of December 31, 2022, we had total current and long-term indebtedness outstanding of $208.0 million, comprised entirely of borrowings made under our new five-year $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility”). As of December 31, 2022, we had $292.0 million in available borrowing capacity under our Revolving Credit Facility. All obligations under the Revolving Credit Facility are secured by first-priority perfected security interests in substantially all of the assets of the borrower and each guarantor under the Revolving Credit Facility, subject to permitted liens and other exceptions. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.

Our indebtedness, the cash flow needed to satisfy our debt and the covenants contained in our Revolving Credit Facility have important consequences, including:

•
limiting funds otherwise available for financing our capital expenditures by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt;
•
limiting our ability to incur additional indebtedness, subject to certain exceptions;
•
limiting our ability to capitalize on significant business opportunities due to specific affirmative and negative covenants as well as certain restrictions on business operations; and
•
making us more vulnerable to rising interest rates.

Our level of indebtedness may place us at a competitive disadvantage to our competitors that are not as highly leveraged. Fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial conditions and results of operations. Our Revolving Credit Facility is also subject to mandatory prepayments in certain circumstances and require a prepayment of a certain percentage of our excess net cash proceeds, and this excess cash flow payment, and future required prepayments, would reduce our cash available for investment in our business. For a discussion of those restrictions, see other risk factors in this “Risks Related to Our Indebtedness.”

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

We may be able to incur significant additional indebtedness in the future. Although the financing documents governing our Revolving Credit Facility contain restrictions on the incurrence of additional indebtedness and liens, these restrictions are subject to a number of important qualifications and exceptions, and the additional indebtedness and liens incurred in compliance with these restrictions could be substantial.

The financing documents governing our Revolving Credit Facility permit us to incur certain additional indebtedness, including liabilities that do not constitute indebtedness as defined in the financing documents. We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. If new debt is added to our currently anticipated indebtedness levels, the related risks that we face could intensify.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service obligations. The financing documents governing our Revolving Credit Facility include certain restrictions on our ability to conduct asset sales and/or use the proceeds from asset sales for general corporate purposes. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our indebtedness.

The terms of the financing documents governing our Revolving Credit Facility restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The financing documents governing our Revolving Credit Facility contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to (in each case, subject to certain exceptions):

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

The restrictive covenants in the financing documents governing our Revolving Credit Facility requires us to maintain specified financial ratios and satisfy other financial condition tests to the extent applicable. Our ability to meet those ratios and tests can be affected by events beyond our control.

A breach of the covenants or restrictions under the financing documents governing our Revolving Credit Facility could result in an event of default under such documents. Such a default may allow the creditors to accelerate the related debt, which may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event the holders of our indebtedness accelerate the repayment, we may not have sufficient assets to repay that indebtedness or be able to borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms acceptable to us.

The aforementioned restrictions, along with restrictions that may be contained in agreements evidencing or governing other future indebtedness, may affect our ability to grow in accordance with our growth strategy.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations.

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms or at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests. If we engage in additional debt financing, we would be required to amend the Revolving Credit Facility and, further, may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:

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

Investment funds associated with Vista Equity Partners Management, LLC (“Vista” and such funds, the “Vista Investors”) beneficially own approximately 81.5% of our Common Stock, which means that Vista controls the vote of all matters submitted to a vote of our Board of Directors (the “Board”), or shareholders, which will enable it to control the election of the members of our Board and all other corporate decisions. Even when Vista ceases to own shares of our stock representing a majority of the total voting power, for so long as Vista continues to own a significant portion of our stock, Vista will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

In addition, in connection with the Reverse Recapitalization Transaction, we entered into an investor rights agreement with certain of the Vista Investors (among other investors) (the “Investor Rights Agreement”) that provides, among other things, that: (i) our Board will be divided into three classes of directors, with each class serving for staggered three-year terms, (ii) the Vista Investors party thereto have the right to nominate a number of designees equal to the product of (x) the Total Number of directors multiplied by (y) the Vista Ownership Percentage, rounded up to the nearest whole number (as such terms are defined in the Investor Rights Agreement), subject to the terms and conditions set forth therein, (iii) we will use our reasonable best efforts to ensure that prior to the date that the Vista Ownership Percentage is less than 5%, each Vista Director (as defined in the Investor Rights Agreement) will be included in the Board’s slate of nominees to the stockholders for director elections of such class, and each Vista Director to a particular class of directors will be included in the proxy statement in connection with soliciting proxies for meetings of stockholders, and (iv) until such time as the Vista Ownership Percentage is less than 5%, there shall be a number of Vista Directors on each committee of the board not less than the nearest whole number greater than the product obtained by multiplying the Vista Ownership Percentage by the number of positions, including any vacancies, on the applicable committee.

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
market rumors or speculation;
•
additions and departures of key personnel;
•
changes in laws and regulations affecting its business;
•
commencement of, or involvement in, litigation involving us;
•
changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•
the volume of shares of our common stock available for public sale; and
•
general economic and political conditions such as pandemics, recessions, interest rates, inflation, fuel prices, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism.

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

Our Certificate of Incorporation provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on behalf of Cvent, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, agent or stockholder of Cvent to Cvent or Cvent’s stockholders, or any claim for aiding or abetting such an alleged breach, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or the Certificate of Incorporation or Bylaws, or (iv) any action asserting a claim against Cvent governed by the internal affairs doctrine. The foregoing provisions will not apply to any claims arising under the Exchange Act or the Securities Act of 1933, as amended (“Securities Act”) and, unless the Company consents in writing to the selection of an alternative forum, the federal district courts will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.

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

We may incur increased costs and obligations as a result of being a public company.

As a publicly traded company, we have and will continue to incur significant legal, accounting and other expenses. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure for public companies, including the Dodd-Frank Act, the Sarbanes-Oxley Act, regulations related thereto and the rules and regulations of the SEC and Nasdaq, have increased, and may continue to increase, the costs and the time that must be devoted to compliance matters. We expect these rules and regulations may continue to increase our legal and financial costs and lead to a diversion of management time and attention from revenue-generating activities.

We are subject to rules and regulations established from time to time by the SEC and Nasdaq regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.

We are a public reporting company subject to the rules and regulations established from time to time by the SEC and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Public company reporting obligations place a considerable burden on our financial and management systems, processes and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting.

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

The trading market for our common stock may be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If no securities or industry analysts commence coverage of the Company, our stock price would likely be less than that which would be obtained if we had such coverage and the liquidity, or trading volume of our common stock may be limited, making it more difficult for a stockholder to sell shares at an acceptable price or amount. If any analysts do cover the Company, their projections may vary widely and may not accurately predict the results it actually achieves. Our share price may decline if our actual results do not match the projections of research analysts covering us. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on us regularly, our share price or trading volume could decline.

Future sales of our common stock issued to Vista and certain other stockholders may reduce the market price of our common stock that you might otherwise obtain.

In connection with the consummation of the Reverse Recapitalization Transaction, Vista received approximately 397.7 million shares of our common stock. We also entered into a registration rights agreement with Vista and certain other stockholders, pursuant to which it granted certain registration right to Vista and the other stockholders party thereto. Following the expiration of any lockup period applicable to shares of our common stock held by Vista, it or its affiliates may sell large amounts of our common stock in the open market or in privately negotiated transactions. The registration and availability of such a significant number of shares of common stock for trading in the public market may increase the volatility in our stock price or put significant downward pressure on the price of our stock. In addition, we may use shares of our common stock as consideration for future acquisitions, which could further dilute our stockholders. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

We are a “controlled company” under Nasdaq rules, which exempts us from certain obligations to comply with certain corporate governance requirements.

As of December 31, 2022, Vista owned approximately 81.5% of our outstanding shares of common stock. Accordingly, the Company is a “controlled company” for purposes of the Nasdaq listing requirements. As such, the Company is exempt from the obligation to comply with certain corporate governance requirements, including the requirements that a majority of our board of directors consists of independent directors, and that we have nominating and compensation committees that are each composed entirely of independent directors. These exemptions do not modify the requirement for a fully independent audit committee. If we cease to be a “controlled company,” we must comply with the independent board committee requirements as they relate to the nominating and compensation committees, subject to certain “phase-in” periods.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease space for our corporate headquarters in Tysons, Virginia under several lease agreements, the latest of which expires in July 2025. We also lease space for our Gurgaon, India office under several lease agreements, the latest of which expires in December 2028. We lease all of our properties, which function primarily as regional sales and product development offices. As of December 31, 2022, we leased space in 14 buildings, 7 of which are located in North America and 7 of which are located outside North America. We believe that our current facilities are adequate to meet our ongoing needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.

Item 3. Legal Proceedings

From time to time, we are involved in legal proceedings, regulatory matters or other contingencies arising in the ordinary course of our business. In our opinion, we are not presently involved in any legal proceeding, regulatory matter or other contingency that, if determined adversely to the Company, would individually or in the aggregate have a material adverse effect on our business, operating results or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol “CVT.”

Number of Stockholders of Record

As of March 10, 2023, there were 41 shareholders of record of our common stock. This figure does not include “street” holders whose shares of our common stock are held of record by banks, brokers and other financial institutions.

Dividend Policy

The Company did not pay any dividends to its common stockholders during the year ended December 31, 2022. The Company and certain of its subsidiaries’ ability to pay dividends is subject to certain provisions of the Revolving Credit Agreement. The Company expects to retain all available funds and any future earnings to fund the development and growth of its business and to repay indebtedness and, therefore, we do not anticipate that the Company will pay any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Board of Directors, subject to compliance with covenants in the Company's then current agreements governing it and its subsidiaries’ indebtedness, and will depend on the Company’s results of operations, financial condition, capital requirements, business prospects and other factors that the Board of Directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the fourth quarter of 2022.

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

The following performance graph and related information shows a comparison of the cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index. The values assume $100 was invested on December 9, 2021 in our common stock and $100 was invested in the NASDAQ Composite Index and the NASDAQ Computer Index at the market close on December 9, 2021. All values assume reinvestment of any dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

The closing price of our common stock on December 31, 2022, the last trading day of our 2022 fiscal year, was $5.40.

* $100 invested at the market close on December 9, 2021 in our common stock the NASDAQ Composite Index, or the NASDAQ Computer Index assuming reinvestment of dividends. Our first trading day on the Nasdaq Global Market was December 9, 2021.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of Cvent’s financial condition and results of operations together with Cvent’s audited consolidated financial statements as of December 31, 2022 and 2021 and for each of the years ended December 31, 2022, 2021 and 2020 and notes thereto. Certain of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to plans and strategy for Cvent’s business, includes forward- looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A. “Risk Factors” included elsewhere in this Annual Report. Cvent’s actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read Part I, Item 1A. “Risk Factors” and the section entitled "Cautionary Note Regarding Forward-Looking Statements" included elsewhere in this Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from Cvent’s forward-looking statements. A discussion of our financial condition and results of operations for the year ended December 31, 2020 and year-to-year comparisons between years ended December 31, 2021 and 2020 that is not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2021, filed on March 7, 2022.

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

The Company is a leading cloud-based platform of enterprise event marketing and management and hospitality solutions. We power the marketing and management of meetings and events through our Event Cloud and Hospitality Cloud solutions. Our Event Cloud consists of tools to enable event organizers to manage the entire event lifecycle and deliver engaging experiences across every type of event and all event formats: in-person, virtual and hybrid. Event Cloud serves as the system of record for event and engagement data collected across an organization’s total event program, which comprises its Total Event Program. Our Hospitality Cloud offers a marketplace that connects event organizers looking for the appropriate event space for their in-person and hybrid events with hoteliers and venue operators through a vertical search engine built on our proprietary database of detailed event space information. In addition, our Hospitality Cloud provides marketing and software solutions that hotels and venues leverage to digitally showcase their event space to attract valuable leads and grow their businesses. This combination of our Event Cloud and Hospitality Cloud solutions results in a cohesive platform.

Macroeconomic Conditions

Global events, such as recent geopolitical instability, inflation and the COVID-19 pandemic, have created or contributed to uncertainty in macroeconomic conditions, including changes in interest rates, supply chain disruptions, labor shortages and increased labor costs, which, in turn, could decrease overall economic activity, hinder economic growth or cause a recession in the United States or in the global economy. Negative macroeconomic conditions may affect our clients’ businesses, which could result in reduced demand for our services or cancellations, increased demands for pricing accommodations or higher rates of delays in collection of, or losses on, our accounts receivable, which could adversely affect our results of operations. If we are unable to offset any decrease in revenue by increasing sales to new or existing customers, or otherwise offset higher costs through price increases, our revenues may decline or grow at lower rates. The extent of the impact of ongoing macroeconomic conditions on our operational and financial performance is uncertain and will depend on political, social, economic and regulatory factors that are outside of our control, including but not limited to the incidence and severity of additional COVID-19 virus variants and actions that may be taken by regulators and businesses (including customers) in response to macroeconomic uncertainty. We considered the impact of the current economic environment and COVID-19 on our estimates and assumptions and determined that there were no material adverse impacts on the consolidated financial statements as of December 31, 2022. As events continue to evolve and additional information becomes available, our estimates and assumptions may change materially in future periods.

Reverse Recapitalization Transaction

Description of the Reverse Recapitalization Transaction

On December 8, 2021, we consummated the Reverse Recapitalization Transaction contemplated by the Business Combination Agreement, dated July 23, 2021, by and among Dragoneer, Papay Topco, Inc., a Delaware corporation (“Legacy Cvent”) and the remaining parties thereto; pursuant to which, among other things, each share and equity award of Legacy Cvent was exchanged for shares of Company Common Stock or comparable equity awards that are settled or are exercisable for shares of Company Common Stock, as applicable, based on an implied Legacy Cvent equity value of $4,467,973,959. Net proceeds from this transaction after deducting fees and expenses were approximately $523.0 million, $500.0 million of which was used to repay the outstanding principal indebtedness under the variable rate first lien loan pursuant to the Amended and Restated Credit Agreement dated as of November 30, 2017 by and between Cvent, Inc. and the other parties thereto (such loan, the “Term Loan Facility”).

Our Business Model

We generate revenue from two primary sources: Event Cloud subscription-based solutions, and Hospitality Cloud marketing-based and subscription-based solutions. Event Cloud subscriptions are primarily priced based on the number of registrations purchased, as well as the number and complexity of mobile applications, onsite and virtual event technology purchased. In addition, customers may subscribe to additional modules that enhance the functionality of our Event Cloud solutions. Our Event Cloud contract amounts are sum-certain based on the committed annual number of registrants and events across an organization’s Total Event Program. Generally, if a customer exceeds the number of purchased registrations, the customer will incur an overage fee for the registrations that exceeded the number of registrations purchased. In some cases, the subscription price is based on the number of registrations being purchased by the customer. Hospitality Cloud marketing revenue is generated based on the number of advertisements purchased, rather than on a pay-per-click or impression basis. The price for the advertisement is primarily determined by the term, targeted geography, market tier, number and prominence of the advertising placement. Hospitality Cloud solutions are priced primarily on the number of licenses purchased. The terms of our subscription and marketing contracts for both the Event Cloud and Hospitality Cloud are typically non-cancellable, are for annual or multi-year terms and are billed in advance on an annual or quarterly basis. We recognize revenue associated with subscription and marketing agreements ratably over the term of the subscription or advertising period.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by:

Customer Acquisition

We are focused on continuing to acquire new customers to support our long-term growth. Our ability to attract new customers will depend on a number of factors, including the effectiveness of our pricing and products, offerings of our competitors, the effectiveness of our marketing efforts and the growth of the market for event marketing and management software and hospitality solutions, which has been negatively affected by the pandemic. While the pandemic impacted our ability to attract new customers, we believe there is a significant opportunity to expand our penetration into enterprises, hotels and venues, as well as into the mid-market. We intend to continue to invest heavily in our sales and marketing efforts to drive new customer acquisition. As of December 31, 2022, we had approximately 22,000 customers, as defined below, with approximately 11,000 customers in our Event Cloud and approximately 11,000 customers in our Hospitality Cloud. Our customers include businesses of various sizes and industries, associations, non-profits, academic institutions and government organizations. In the Event Cloud, we define a customer as a party who has entered into an active subscription contract with us. The majority of our customers are parties who are separate organizations. In certain instances, separate business units of an organization that have each entered into separate subscription agreements with us are considered separate customers. In the Hospitality Cloud, we define a customer as an entity with an active account with the Company, where the customer pays for the account or the account has been paid for by the customer’s parent company. For example, a corporate brand’s individual hotel properties whose accounts are paid for by that property’s corporate brand would be considered separate customers.

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

Innovation of Existing Solutions and Introduction of New Solutions

Our continued growth is contingent upon our ability to continue to innovate in order to maintain a competitive advantage. We continually invest in improving our existing solutions and creating new solutions targeted at enabling event organizers to more effectively organize, market, manage and report on the meetings they organize and attend, and enabling hotels and venues to more effectively drive group meetings revenue. Although we have built some of the most robust and integrated event marketing and management solutions in the industry, we recognize that the pace of technological innovation is accelerating, and that we need to continue to innovate to maintain our product differentiation.

For example, in response to the global COVID-19 pandemic that drastically altered the meetings and events industry beginning in March 2020, we quickly shifted technology resources in April 2020 to develop a virtual solution that would support the evolving needs of the industry. Five months later, at the end of August 2020, we introduced Attendee Hub, our interactive virtual and hybrid event solution. The strength of Attendee Hub, together with significant demand for a virtual meetings solution, has made Attendee Hub the fastest growing product in our history based on sales over a two-year period. Additionally, we believe Attendee Hub can help us to become a leader in supporting the anticipated shift to hybrid events that have both virtual and in-person elements.

Expansion of International Footprint

Our ability to continue to serve our international clients and grow our international revenue as a percentage of total revenue will be dependent on our ability to continue to effectively implement our international go-to-market strategy, our ability to adapt to cultural differences and the increased international adoption of technology by event organizers, hoteliers and venues. We believe there is significant opportunity for us to increase our market penetration internationally. Our solutions are currently used by clients in 128 countries. In addition to our sales team in North America, we have sales teams in the United Kingdom, Singapore, and the United Arab Emirates. In addition, we employ sales personnel in Australia, Spain, the Netherlands and Germany. We have localized our products in different languages, with some parts of our products being localized in over 30 different languages. To support our international expansion, we opened a new data center in Europe in early 2019. The percentage of revenue generated from customers outside North America was 12.0%, 13.3% and 12.3% for the years ended December 31, 2022, 2021, and 2020, respectively.

Seasonality

Given the purchasing patterns of Hospitality Cloud customers under our contracts, Cvent’s Hospitality Cloud sales are highly seasonal, and approximately 50% of annual Hospitality Cloud sales are closed in the fourth quarter of each year. Because of these purchasing patterns, the percentage of Hospitality Cloud sales that are closed in the fourth quarter and the ratable revenue recognition of those sales in the following year, the amount of Hospitality Cloud sales that are made in the fourth quarter of the year will significantly drives the revenue growth of the following year. We believe this seasonality will continue to affect our quarterly and annual results.

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

The calculation excludes transactional revenue associated with our Cvent CONNECT client conference and revenue associated with acquisitions where by-client revenue is not available. This revenue comprised 3.6%, 2.8% and 5.8% of revenue for years ended December 31, 2022, 2021, and 2020, respectively.

We believe our ability to not only retain, but upsell and cross-sell additional features and products to, our existing customers will continue to support our net dollar retention rate. As of December 31, 2022, 2021, and 2020, our net dollar retention rate was 113.9%, 101.0% and 89.2%, respectively. The year-over-year increase in our net dollar retention rate is primarily due to the lessening impact of the global COVID-19 pandemic in 2021 and 2022 on both the Event Cloud and Hospitality Cloud, resulting in increased spend on products supporting in-person events, in addition to the adoption of Attendee Hub, our solution for ongoing engagement and virtual events. With in-person meetings and events continuing to quickly return, our net dollar retention rate currently exceeds pre-pandemic levels. In the near-term, we believe our net dollar retention rate will return to pre-pandemic levels as the rate of growth of in-person meetings and events continues to normalize. Longer-term, we believe our net dollar retention rate may exceed pre-pandemic levels as a result of the market opportunity created by virtual and hybrid events and the accelerated digitization of the meetings and events industry.

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

Customers Contributing More Than $100,000 of Annual Recurring Revenue

We focus on growing the number of customers that contribute more than $100,000 of annual recurring revenue (“ARR”) as a measure of our ability to scale with our existing customers and attract larger organizations to Cvent. Revenue from these customers represented 43.7%, 41.0% and 32.9% of revenue for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, 2021, and 2020, we had 935, 802 and 666 customers that contributed more than $100,000 of ARR in each of their respective years, demonstrating our rapid penetration of larger organizations including enterprises. The increase we saw as of December 31, 2022 is primarily due to the lessening impact of the global COVID-19 pandemic in 2022 on both the Event Cloud and Hospitality Cloud, resulting in increased spend on products supporting in-person events, in addition to the adoption of Attendee Hub, our solution for ongoing engagement and virtual events. The threshold value of customers for which we calculate ARR and our calculation of ARR may differ from similarly titled metrics presented by other companies.

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

Unbilled contract value is not reflected in our consolidated financial statements. See “—Key Factors Affecting Our Performance —Seasonality” for the effects of seasonality on our Hospitality Cloud revenue.

For multi-year agreements for either Event Cloud or Hospitality Cloud solutions, we typically invoice the amount for the first year of the contract at signing, followed by subsequent annual invoices at the anniversary of each year. Since we bill most of our customers in advance, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced or recognized in revenue, they are considered by us to be unbilled contract value, and together with deferred revenue, remaining performance obligations. As of December 31, 2022 and 2021 our total current deferred revenue was $267.9 million and $239.8 million, respectively, which amounts do not include unbilled contract value for contracts not yet billed of $539.7 million and $573.4 million, respectively. We expect that the amount of unbilled contract value relative to the total value of our contracts will change from year to year for several reasons, including the amount of cash collected early in the contract term, the specific timing and duration of customer agreements, varying invoicing cycles of agreements, the specific timing of customer renewals, changes in customer financial circumstances and foreign currency fluctuations. We expect to recognize approximately 70.3% of our remaining performance obligations as revenue over the subsequent 24 months, and the remainder thereafter.

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

Although we break out revenue by solution, we do not track or manage the business by cost of revenue by solution. Rather, we manage cost of revenue by type of direct cost, and a significant portion of these direct costs are shared costs to support both Event Cloud and Hospitality Cloud solutions. This is consistent with our approach to management of the business as one comprehensive solution for the entire event management lifecycle.

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

We intend to continue to invest in sales and marketing and expect spending in these areas to increase in absolute dollars, but decrease as a percentage of revenue, in the near-term as we continue to expand our business both domestically and internationally and take advantage of the growing need for virtual and hybrid events. We expect sales and marketing expenses to continue to be among the most significant components of our operating expenses.

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

With the exception of software developed by companies we have acquired, we maintain a unified software code base for our entire platform, which we believe improves the efficiency of our research and development activities. We expect research and development expenses to increase in absolute dollars, but decline as a percentage of revenue, in the near-term as we continue to expand our product offerings, including our virtual and hybrid event functionality, and integrate and support potential future acquired businesses and technologies.

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

We expect our general and administrative expenses to increase in absolute dollars, but decline as a percentage of revenue, in the near-term as we continue to expand our operations. Additionally, we expect to incur incremental general and administrative expenses to comply with the requirements of being a public company.

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

Interest expense

Interest expense relates primarily to interest payments on our outstanding borrowings under our credit facilities as further described in Note 13. “Debt” to the consolidated financial statements included in Part II, Item 8 of this Annual Report. As of December 31, 2022, the Company had outstanding borrowings of $208.0 million under our five-year, $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility”).

Amortization of deferred financing costs and debt discount

Amortization of deferred financing costs and debt discount consists of the amortization of up-front fees paid at the inception of our credit facilities.

Loss on extinguishment of debt

Loss on extinguishment of debt consists of the write-off of unamortized deferred financing costs associated with the repayment and termination of the Term Loan Facility.

Other income, net

Other income, net consists primarily of interest income and foreign currency gains or losses.

Provision for income taxes

Provision for income taxes consists primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

The following table sets forth our consolidated statement of operations for the period indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Event Cloud	$441,086	$362,073
Hospitality Cloud	189,472	156,738
Total revenue	630,558	518,811
Cost of revenue	247,854	191,448
Gross profit	382,704	327,363
Operating expenses:
Sales and marketing	176,959	135,616
Research and development	130,620	96,627
General and administrative	102,544	88,206
Intangible asset amortization, exclusive of amounts included in cost of revenue	48,637	51,478
Total operating expenses	458,760	371,927
Loss from operations	(76,056)	(44,564)
Interest expense	(9,865)	(29,073)
Amortization of deferred financial costs and debt discount	(891)	(3,606)
Loss on extinguishment of debt	(3,219)	(7,159)
Other income, net	1,135	5,367
Loss before income taxes	(88,896)	(79,035)
Provision for income taxes	11,374	7,044
Net loss	$(100,270)	$(86,079)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the period indicated:

	Year Ended December 31,
	2022	2021
Consolidated Statement of Operations:
Revenue:
Event Cloud	70.0%	69.8%
Hospitality Cloud	30.0%	30.2%
Total revenue	100.0%	100.0%
Cost of revenue	39.3%	36.9%
Gross profit	60.7%	63.1%
Operating expenses:
Sales and marketing	28.1%	26.1%
Research and development	20.7%	18.6%
General and administrative	16.3%	17.0%
Intangible asset amortization, exclusive of amounts included in cost of revenue	7.7%	9.9%
Total operating expenses	72.8%	71.7%
Loss from operations	(12.1)%	(8.6)%
Interest expense	(1.6)%	(5.6)%
Amortization of deferred financial costs and debt discount	(0.1)%	(0.7)%
Loss on extinguishment of debt	(0.5)%	(1.4)%
Other income, net	0.2%	1.0%
Loss before income taxes	(14.1)%	(15.2)%
Provision for income taxes	1.8%	1.4%
Net loss	(15.9)%	(16.6)%

Revenue

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Revenue:
Event Cloud	$441,086	$362,073	$79,013	21.8%
Hospitality Cloud	189,472	156,738	32,734	20.9%
Total revenue	$630,558	$518,811	$111,747	21.5%

Total revenue for the year ended December 31, 2022 was $630.6 million, an increase of $111.7 million, or 21.5% compared to the year ended December 31, 2021. Event Cloud revenue accounted for $441.1 million, or 70.0% of total revenue, and Hospitality Cloud revenue accounted for $189.5 million, or 30.0% of total revenue, for the year ended December 31, 2022.

Event Cloud revenue increased $79.0 million, or 21.8%, during the year ended December 31, 2022 compared to the prior year. The increase was due to the strong performance of products that support in-person meetings as a result of the lessening impact of the global COVID-19 pandemic in 2021 and 2022 on the Event Cloud. While revenue associated with virtual meetings is still one of our top Event Cloud revenue drivers, the return of in-person meetings has caused a revenue mix shift towards products that support in-person and hybrid meetings.

Hospitality Cloud revenue increased $32.7 million, or 20.9%, during the year ended December 31, 2022 compared to the prior year primarily due to increased demand of our advertising and software solutions driven by the return of in-person meetings.

We generate the majority of our revenue from North America. Revenue from outside North America accounted for 12.0% and 13.3%, respectively, of total revenue for the years ended December 31, 2022 and 2021, respectively. In the near-term, in absolute dollars, we expect that total revenue from outside North America will increase at the same rate as the rest of our business, and as such, we expect total revenue from outside of North America as proportion of total revenue will not substantially change.

Cost of Revenue

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Cost of Revenue	$247,854	$191,448	$56,406	29.5%

Cost of revenue for the year ended December 31, 2022 was $247.9 million, an increase of $56.4 million, or 29.5%, compared to the year ended December 31, 2021. This increase in cost of revenue was primarily driven by a $16.2 million increase in employee expense due to a 27.4% increase in average headcount, a $6.8 million increase in hosting expense, a $5.6 million increase in stock-based compensation, a $4.0 million increase in amortization of capitalized software development costs, and costs associated with our annual client conference, Cvent CONNECT, increased $1.0 million. Additionally, third-party costs related to supporting virtual, in-person, and hybrid events increased $14.8 million and credit card interchange fees related to our merchant services business increased $6.3 million, both of which were primarily driven by the sustained momentum in the return of in-person meetings and events.

Operating Expenses

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Operating Expenses:
Sales and marketing	$176,959	$135,616	$41,343	30.5%
Research and development	130,620	96,627	33,993	35.2%
General and administrative	102,544	88,206	14,338	16.3%
Intangible asset amortization, exclusive of amounts included in cost of revenue	48,637	51,478	(2,841)	(5.5)%
Total operating expenses	$458,760	$371,927	$86,833	23.3%

Sales and Marketing. Sales and marketing expenses for the year ended December 31, 2022 were $177.0 million, an increase of $41.3 million, or 30.5%, compared to the year ended December 31, 2021. This increase was primarily driven by an $20.4 million increase in employee expense due to a 15.6% increase in average headcount, a $14.1 million increase in stock-based compensation, a $4.4 million increase in marketing program spend and a $1.2 million increase in travel related expense. Additionally, costs associated with our annual client conference, Cvent CONNECT, increased $2.0 million.

Research and Development. Research and development expenses for the year ended December 31, 2022 were $130.6 million, an increase of $34.0 million, or 35.2%, compared to the year ended December 31, 2021. This increase was primarily driven by a $21.5 million increase in employee expense due to a 15.4% increase in average headcount, a $10.4 million increase in stock-based compensation, and a $3.5 million decrease in wage subsidies received pursuant to the Canada Emergency Wage Subsidy program in 2022 compared to 2021. These increases were partially offset by a $0.8 million decrease in depreciation expense.

General and Administrative. General and administrative expenses for the year ended December 31, 2022 were $102.5 million, an increase of $14.3 million, or 16.3%, compared to the year ended December 31, 2021. This increase was primarily driven by a $9.9 million increase in stock-based compensation, a $6.7 million increase in employee expense due to a 19.5% increase in average headcount, a $3.2 million increase in corporate insurance related to public company directors' and officers' insurance, a $1.5 million increase in licenses & fees and a $1.0 million increase in travel related expenses. A portion of these cost increases are related to additional costs incurred as a publicly traded company. These increases were partially offset by a $7.0 million decrease in credit loss expense, a $1.1 million decrease in restructuring cost, a $0.9 million decrease in legal costs associated with prosecuting a trade secret misappropriation claim.

Intangible Asset Amortization, Exclusive of Amounts Included in Cost of Revenue. Intangible asset amortization, exclusive of amounts included in cost of revenue for the year ended December 31, 2022 was $48.6 million, a decrease of $2.8 million, or 5.5%, compared to the year ended December 31, 2021. This decrease was driven primarily by the scheduled decline in the amortization of intangible assets acquired in past years.

Interest Expense

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Interest expense	$(9,865)	$(29,073)	$19,208	(66.1)%

Interest expense for the year ended December 31, 2022 was $9.9 million, a decrease of $19.2 million, or 66.1%, compared to the year ended December 31, 2021. This decrease was driven primarily by a significantly lower principal amount on our outstanding long-term debt as a result of the $500.0 million partial repayment of the Company’s Term Loan Facility in December 2021. Additionally, the Company made partial repayments totaling $157.0 million under the Company’s Revolving Credit Facility during the year ended December 31, 2022, partially offset by additional borrowings of $100.0 million.

Amortization of Deferred Financing Costs and Debt Discount

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Amortization of deferred financing costs and debt discount	$(891)	$(3,606)	$2,715	(75.3)%

Amortization of deferred financing costs and debt discount for the year ended December 31, 2022 was $0.9 million, a decrease of $2.7 million, or 75.3%, due to the acceleration of amortization of deferred financing costs and debt discount associated with the prepayment of the outstanding principal balance under the Term Loan Facility.

Loss on Extinguishment of Debt

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Loss on extinguishment of debt	$(3,219)	$(7,159)	$3,940	100.0%

Loss on extinguishment of debt for the year ended December 31, 2022 was $3.2 million, which is due to the acceleration of debt issuance costs amortization associated with repayment of the outstanding principal balance under the Term Loan Facility. Loss on extinguishment of debt for the year ended December 31, 2021 was due to the repayment of $500.0 million of First Lien Principal amount in connection with the Reverse Recapitalization Transaction in December 2021.

Other Income, Net

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Other income, net	$1,135	$5,367	$(4,232)	(78.9)%

Other income, net for the year ended December 31, 2022 was $1.1 million, a decrease of $4.2 million compared to the year ended December 31, 2021. The decrease in other income for the year ended December 31, 2022 resulted primarily from lower foreign currency gains.

Provision for Income Taxes

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Provision for income taxes	$11,374	$7,044	$4,330	61.5%

Provision for income taxes for the year ended December 31, 2022 was $11.4 million, an increase of $4.3 million, or 61.5%, compared to the year ended December 31, 2021. This increase was driven primarily by the impact of changes in pre-tax book income, changes in state effective tax rates, changes in the global intangible low-taxed income (“GILTI”) inclusion, and changes in the valuation allowance as a result of the reduction in deferred tax liabilities that could be used as a source of taxable income for the realization of increased deferred tax assets.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the non-GAAP measures of Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Free Cash Flow and Adjusted Free Cash Flow margin are useful in evaluating our operating performance. We believe that non-GAAP financial information, when considered collectively with the corresponding GAAP measures, may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP information to supplement their GAAP results. The non-GAAP financial information is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

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

A reconciliation of Adjusted EBITDA to net loss and of Adjusted EBITDA margin to net loss margin (defined as net loss divided by revenue), the most directly comparable GAAP measure, respectively, is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Adjusted EBITDA:
Net loss	$(100,270)	$(86,079)	$(83,733)
Adjustments
Interest expense	9,865	29,073	35,557
Amortization of deferred financing costs and debt discount	891	3,606	3,798
Loss on extinguishment of debt	3,219	7,159	-
Loss on divestitures, net (5)	-	-	9,634
Other income/(expense), net	(1,135)	(5,367)	(1,333)
Provision for income taxes	11,374	7,044	7,865
Depreciation	7,380	10,389	15,141
Amortization of software development costs	66,024	61,524	58,606
Intangible asset amortization	48,637	51,478	53,844
Stock-based compensation expense	65,078	25,056	17,695
Restructuring expense (1)	1,040	2,245	7,400
Cost related to acquisitions (2)	1,779	1,591	877
Other items (3)	(477)	(4,043)	3,853
Adjusted EBITDA	113,405	103,676	129,204

Adjusted EBITDA Margin:
Revenue	$630,558	$518,811	$498,700
Net loss margin (4)	(15.9)%	(16.6)%	(16.8)%
Adjusted EBITDA margin (4)	18.0%	20.0%	25.9%

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
(3)
Includes other costs associated with prosecuting a trade secret misappropriation claim and credit facility fees, net of the gain from government subsidies related to the global COVID-19 pandemic.
(4)
Net loss margin represents net loss divided by revenue and Adjusted EBITDA margin represents Adjusted EBITDA divided by revenue.
(5)
Loss on divestitures, net is the result of the divestiture of Kapow Events in June 2020.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, on-going collection of our accounts receivable and borrowings under our Revolving Credit Facility (see Note 13. Debt to the consolidated financial statements included in Part II, Item 8 of this Annual Report). Outstanding borrowings under the Revolving Credit Facility may fluctuate on a quarterly basis due to the seasonality of the Company’s operating cash flows, and the Company’s desire to minimize interest expense. Cash and cash equivalents may include holdings in bank demand deposits, money market instruments and certificates of deposit. We also periodically invest a portion of our excess cash in short-term investments with stated maturity dates between three months and one year from the purchase date.

Our U.S. entities held $40.2 million and $54.2 million in cash and cash equivalents and short-term investments as of December 31, 2022 and 2021, respectively. Our non-U.S. entities held $99.9 million and $72.9 million in cash and cash equivalents and short-term investments as of December 31, 2022 and 2021, respectively.

We believe that existing cash and cash equivalents and short-term investments held by us, cash and cash equivalents anticipated to be generated by us and borrowing capacity under our Revolving Credit Facility are sufficient to meet working capital requirements, anticipated capital expenditures, and contractual obligations for at least the next 12 months and beyond. Our future capital requirements will depend on several factors, including but not limited to our obligation to repay any amounts outstanding under our Revolving Credit Facility, our subscription growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions, the continuing market adoption of our platform and our level of acquisition activity or other strategic transactions. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights.

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

Material Cash Requirements for Known Contractual and Other Obligations

The following is a description of commitments for capital expenditures and other known and reasonably likely cash requirements as December 31, 2022. We anticipate fulfilling such commitments with our existing cash and cash equivalents short-term investments and borrowing capacity under our Revolving Credit Facility, which amounted to $292.0 million as of December 31, 2022.

In the ordinary course of business, we enter into various purchase commitments primarily related to third-party cloud hosting, technology operations and data services. Total non-cancellable purchase commitments as of December 31, 2022 were approximately $28.2 million expiring at various dates through 2026. See Note 15. Purchase Commitments of our consolidated financial statements included elsewhere in this Annual Report.

On May 27, 2022, Cvent, as borrower, entered into a new five-year $500.0 million Revolving Credit Facility pursuant to the Credit Agreement, dated as of May 27, 2022, by and among Cvent, Holdings (as defined below) and the other loan parties party thereto, the lenders party thereto, and PNC Bank, National Association, as administrative agent (the “Credit Agreement”). A portion of the Revolving Credit Facility, not to exceed $35.0 million, will be available for the issuance of letters of credit, and Cvent has the option to increase borrowing capacity under the Revolving Credit Facility or to incur incremental term loans, subject to certain provisions outlined in the Credit Agreement. The Revolving Credit Facility has a maturity date of May 27, 2027. As of December 31, 2022, the Company had $292.0 million outstanding borrowings under the Revolving Credit Facility. Further information regarding the Company’s debt issuances and payment commitments can be found in Note 13. Debt, of our consolidated financial statements included elsewhere in this Annual Report.

Credit Facilities

The Revolving Credit Facility includes a maximum total net leverage ratio covenant set at 4.00:1.00; provided that following the consummation of a qualified acquisition, Cvent may elect to increase the total net leverage ratio to 4.50:1.00 for the fiscal quarter in which such qualified acquisition was consummated and for the next three consecutive fiscal quarters thereafter. Such step ups in connection with qualified acquisitions are limited to two times during the term of the Revolving Credit Facility.

All obligations under the Credit Agreement are unconditionally guaranteed by Papay Holdco, LLC, Cvent’s direct holding company (“Holdings”), and certain of its U.S. subsidiaries. The obligations under the Credit Agreement are secured by a first priority security interest in substantially all assets of Cvent and the guarantors.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and events of default. The affirmative and negative covenants limit the ability of Holdings, Cvent and Cvent’s restricted subsidiaries to, among other things: incur additional debt or issue preferred stock; create liens; create restrictions on Cvent’s subsidiaries’ ability to make payments to Cvent or its direct or indirect holding companies; pay dividends and make other distributions in respect of Holdings’, Cvent’s and its restricted subsidiaries’ capital stock; redeem or repurchase Holdings’, Cvent’s and its restricted subsidiaries’ capital stock or prepay subordinated indebtedness; make certain investments or certain other restricted payments; guarantee indebtedness; designate unrestricted subsidiaries; sell certain kinds of assets; enter into certain types of transactions with affiliates; and effect mergers or consolidations. These covenants are subject to certain exceptions and qualifications set forth in the Credit Agreement. The Company is in compliance with all covenants outlined in the Credit Agreement as of December 31, 2022 and currently has no required prepayments with respect to borrowings made under the Revolving Credit Facility prior to the maturity date of May 27, 2027.

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$124,135	$122,196	$29,099
Net cash used in investing activities	(106,256)	(60,838)	(42,571)
Net cash provided by financing activities	(39,852)	2,874	5,528
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,733)	(3,073)	693
Change in cash, cash equivalents, and restricted cash	(26,706)	61,159	(7,251)
Cash, cash equivalents, and restricted cash at beginning of year	126,629	65,470	72,721
Cash, cash equivalents, and restricted cash at end of year	$99,923	$126,629	$65,470
Cash paid for interest	$9,346	$29,056	$35,552

Operating Activities

Net cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the amount and timing of customer payments. Cash provided by operations in the years ended December 31, 2022, 2021, and 2020 is primarily attributable to net loss adjusted for non-cash items. Cash provided by operations is also attributable to the change in accounts receivable and deferred revenue, which is driven by the seasonality of our business and our collections process. Our cash flows from operating activities are generally reflective of our ability to invoice annual subscription fees upfront with payments due 30 days after the customer’s receipt of the invoice. We experience seasonality in our accounts receivable. The first and fourth quarters historically include a higher level of cash collections, which is a result of higher levels of invoicing in the first and fourth quarters.

For the year ended December 31, 2022, net cash provided by operating activities was $124.1 million, which was primarily driven by net loss adjusted for non-cash items, partially offset by $11.6 million of net working capital outflows. For the year ended December 31, 2021, net cash provided by operating activities was $122.2 million, which was primarily driven by net loss adjusted for non-cash items and a $33.0 million increase in deferred revenue, partially offset by $33.6 million in capitalized commissions, net. For the year ended December 31, 2020, net cash provided by operating activities was $29.1 million, which was primarily driven by net loss adjusted for non-cash items, partially offset by a $42.1 million decline in client cash related to merchant services, and a $16.6 million decline in deferred revenue. The decline in client cash and deferred revenue were the result of the suspension of in-person events due to the global COVID-19 pandemic, which started to significantly affect our business in March 2020.

Investing Activities

Our investing activities have consisted primarily of costs related to software developed for internal use, purchases of computer equipment and leasehold improvements, purchases and sales of investments and business acquisitions. Investments in software developed for internal use, computer equipment and leasehold improvements and business acquisitions are intended to enable sales growth in new, existing, and expanding markets, help us meet product demand, and increase our product offerings across multiple platforms, while the purchases of investments are intended to maximize returns from our existing cash balances. During 2021, the impact of the global COVID-19 pandemic lessened, and as these effects continue to lessen and when our business begins to grow again, we expect our capital expenditures and our investment activity to continue to increase.

For the year ended December 31, 2022, net cash used in investing activities was $106.3 million, which was primarily driven by $51.1 million in capitalized software development, $43.4 million in net purchases of investments, $6.9 million in purchases of property and equipment, and $3.6 million in acquisitions, net of cash acquired. For the year ended December 31, 2021, net cash used in investing activities was $60.8 million, reflecting $41.0 million in capitalized software development, $14.8 million for the acquisition of Shoflo, and $4.7 million in purchases of property and equipment. For the year ended December 31, 2020, net cash used in investing activities was $42.6 million, reflecting $40.6 million in capitalized software development, $2.1 million of purchases of property and equipment and $1.4 million for the acquisition of SummitSync.

Financing Activities

Our financing activities have consisted primarily of proceeds from and principal payments on the Company’s Term Loan and Revolving Credit Facility and proceeds from the exercise of stock options. Our practice has been to minimize interest expense while maintaining reasonable liquidity. For the year ended December 31, 2022, net cash used in financing activity was $39.9 million, which was primarily driven by the repayment and retirement of the Company's Term Loan Facility totaling $265.7 million (see Note 13. Debt, of our consolidated financial statements included elsewhere in this Annual Report for additional details), partially offset by net proceeds from borrowings under the Revolving Credit Facility of $208.0 million and proceeds from the exercise of stock options of $17.1 million. For the year ended December 31, 2021, net cash provided by financing activities was $2.9 million, consisting of $552.7 million in proceeds from recapitalization, partially offset by $506.0 million in principal repayments on first lien term loan, $30.8 million in payment of offering costs, and $13.4 million in principal repayments of revolving credit facility. For the year ended December 31, 2020, net cash provided by financing activities was $5.5 million, consisting of $14.4 million in proceeds from drawing on the Company’s $40.0 million Revolving Credit Facility, net of $7.9 million of scheduled principal payments on the Company’s Term Loan Facility.

Adjusted Free Cash Flow and Adjusted Free Cash Flow Margin

Adjusted Free Cash Flow and Adjusted Free Cash Flow margin are supplemental measures of operating performance monitored by management that are not defined under GAAP and that do not represent, and should not be considered as, an alternative to our consolidated cash flow statement, as determined by GAAP. We define Adjusted Free Cash Flow as our net cash provided by operating activities adjusted to: (i) include purchases of property and equipment, (ii) include capitalized software development costs, (iii) include the changes in fees payable to customers, and (iv) exclude cash payments for interest. Adjusted Free Cash Flow margin represents Adjusted Free Cash Flow divided by revenue. We use Adjusted Free Cash Flow and Adjusted Free Cash Flow margin to understand and evaluate our core operating performance and trends. We believe Adjusted Free Cash Flow and Adjusted Free Cash Flow margin are helpful to investors, analysts, and other interested parties because they can assist in providing a more consistent and comparable overview of our operations across our historical financial periods.

Adjusted Free Cash Flow and Adjusted Free Cash Flow margin have limitations as analytical tools, and you should not consider either in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, you should consider Adjusted Free Cash Flow and Adjusted Free Cash Flow margin alongside other financial performance measures, including operating cash flows, investing cash flows and our other GAAP results. In evaluating Adjusted Free Cash Flow and Adjusted Free Cash Flow margin, you should be aware that in the future we may incur cash flow activities that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted Free Cash Flow and Adjusted Free Cash Flow margin should not be construed to imply that our future results will be unaffected by the types of items excluded from the calculation of Adjusted Free Cash Flow and Adjusted Free Cash Flow margin. Adjusted Free Cash Flow and Adjusted Free Cash Flow margin are not a presentation made in accordance with GAAP and the use of the terms may vary from others in our industry.

The following table presents a summary of our Adjusted Free Cash Flow for each of the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Adjusted Free Cash Flow:
Net cash provided by operating activities:	$124,135	$122,196	$29,099
Adjustments
Purchase of property and equipment	(6,890)	(4,675)	(2,081)
Capitalized software development costs	(51,072)	(40,978)	(40,572)
Change in fees payable to customers	(13,397)	(8,110)	42,056
Interest paid	9,346	29,056	35,552
Adjusted Free Cash Flow	$62,122	$97,489	$64,054

Adjusted Free Cash Flow margin:
Revenue	$630,558	$518,811	$498,700
Adjusted Free Cash Flow margin	9.9%	18.8%	12.8%

Adjusted Free Cash Flow for the fiscal year ended December 31, 2022 decreased $35.4 million compared to the year ended December 31, 2021 primarily as a result of a $10.1 million increase in capitalized software development costs as compared to prior year associated with expanding our product offerings, including our virtual and hybrid event functionality, a $5.3 million increase in change in fees payable to customers as compared to prior year due to timing of customer payments and a reduction in interest paid outpacing the increase in operating activities in the current year. Adjusted Free Cash Flow for the fiscal year ended December 31, 2021 increased $33.4 million compared to the year ended December 31, 2020 primarily as a result of a $93.1 million increase in operating activities, which was driven by a decline in client cash and deferred revenue due to the suspension of in-person events due to the global COVID-19 pandemic, which started to significantly affect our business in March 2020, as well as a $6.5 million decrease in interest paid in the year ended December 31, 2021 due primarily to the paydown of outstanding principal during the year. This increase was partially offset by a $50.2 million decrease in change in fees payable to customers due to the timing of customer payments.

Commitments and Contingencies

See the information set forth in Note 15 (Commitments and Contingencies) to the consolidated financial statements included elsewhere in this Annual Report.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Indemnification Agreements

In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses related to breach of confidentiality and claims by third parties of intellectual property infringement, misappropriation or other violation. See Part I, Item 1A “Risk Factors—We have indemnity provisions under our contracts with our customers, channel partners and other third parties, which could have a material adverse effect on our business.” In addition, we have entered into indemnification agreements with each of our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. There are no claims that we are currently aware of that could have a material adverse effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.

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

Our critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material effect on our consolidated financial statements or our results of operation. A thorough understanding of these critical accounting estimates is essential when reviewing our consolidated financial statements. We believe that the critical accounting estimates listed below are the most difficult management decisions as they involve the use of significant estimates and assumptions as described above. Refer to Note 2—Summary of Significant Accounting Policies to the consolidated financial statements included elsewhere in this Annual Report for more detailed information regarding our critical accounting estimates.

Business Combinations, Goodwill and Acquired Intangible Assets

We account for business acquisitions using the purchase method of accounting, in accordance with which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. Such valuations are subject to uncertainty as they require us to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology and trade names from a market participant perspective, useful lives and discount rates. We use the Multi-Period Excess Earnings Method, which is an income approach, to value the customer relationship intangible assets. We apply certain growth assumptions, related to price and volume increases, as well as expected customer churn and attrition levels to the forecasted revenue model. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. The estimates underlying such valuations have not materially changed in the year ended December 31, 2022 compared to December 31, 2021.

Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but the Company evaluates goodwill impairment of its single reporting unit annually in the fourth quarter, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. The fair value of our single reporting unit significantly exceeded its carrying value as of December 31, 2022.

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

As we are now a public company, we have a readily determinable market price for our common stock, which we utilize in determining the fair value of any awards issued subsequent to becoming publicly traded. Prior to the Company becoming publicly traded, the fair value of the common stock underlying the stock options was determined by the board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of the common stock underlying those options on the date of grant. Because there was no public market for our common stock prior to the Reverse Recapitalization Transaction, the valuations of the common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation and Internal Revenue Service Revenue Ruling 59-60. The assumptions used by us in the valuation model were based on future expectations combined with management judgment. In the absence of a public trading market, the board of directors with input from management exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of the common stock as of the date of each option grant, including the following factors:

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

Foreign Currency Exchange Risk

Foreign currency exchange rates are subject to fluctuation and may cause us to recognize transaction gains and losses in our consolidated statement of operations and comprehensive loss. A portion of our business is conducted through our subsidiary in India whose functional currency is the U.S. Dollar. Our primary foreign currency exchange risk arises from subsidiaries operating in foreign countries where the functional currency is the local currency, including the U.K., Germany, and Canada. We report our foreign subsidiaries’ financial results upon the translation into USD. To the extent that transactions by our foreign subsidiaries are denominated in currencies other than the U.S. Dollar, we bear the risk that fluctuations in the exchange rates of the U.S. Dollar in relation to other currencies could increase our costs and expenses. Realized foreign currency transaction (gains)/losses are included in net loss and were $(0.8) million, $(0.8) million and $0.8 million for the years ended December 31, 2022, 2021 and 2020.

To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited, and we may not be able to successfully hedge our exposure. During the year ended December 31, 2022, a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Risk

Our primary market risk exposure is changing Secured Overnight Financing Rate (“SOFR”)-based interest rates. Our Credit Facilities bear interest at a floating rate at our option of a rate per annum equal to (a) SOFR (subject to a floor of 0.0%) plus a Term SOFR adjustment of 0.10%, an applicable margin of 1.75%, or (b) an alternative base rate plus an applicable margin of 0.75% (as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities,” above). At December 31, 2022, we had outstanding principal balances of $500.0 million (including no outstanding letters of credit) under our Revolving Credit Facility. Assuming our Revolving Credit Facility is fully drawn, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $5.0 million.

Inflation Risk

Inflationary factors such as increases in overhead costs may adversely affect our operating results. While we have had to pay more to retain or attract employees due to the current labor market, we do not believe that inflation has had a material impact on our business, financial condition or results of operations to date. We continue to monitor the impact of inflation in order to reduce its effects through pricing strategies, productivity improvements, and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cvent Holding Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cvent Holding Corp. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Capitalized Software Development Costs – Capitalized Costs

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated capitalized software development costs, net was $97.0 million as of December 31, 2022. Costs incurred by the Company during the application development stage to develop software directly used in the delivery of revenue generating activities are capitalized. There is judgment involved in estimating cost incurred on a project-by-project basis in the application development stage.

The principal considerations for our determination that performing procedures relating to capitalized software development costs, specifically the estimate of costs eligible for capitalization, is a critical audit matter is the significant judgment by management when developing their estimate, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s determination of costs incurred during the application development stage.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to capitalized software development costs and the related key judgments and inputs. These procedures also included, among others (i) testing management’s process for determining costs eligible for capitalization in the current year, (ii) evaluating whether the costs were eligible for capitalization, (iii) testing the underlying data used in management’s estimate of eligible costs, and (iv) evaluating the reasonableness of management’s estimate of eligible costs. Evaluating the reasonableness of management’s estimate of eligible costs involved comparing management’s determination of costs incurred during the application development stage to supporting documentation as well as performing inquiries with management.

/s/ PricewaterhouseCoopers LLP

Washington, District of Columbia

March 14, 2023

We have served as the Company’s auditor since 2017.

CVENT HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$99,108	$126,526
Restricted cash	815	103
Short-term investments	40,925	538
Accounts receivable, net of allowance of $2.6 million and $4.5 million, respectively	120,362	112,251
Capitalized commission, net	26,685	25,393
Prepaid expenses and other current assets	17,819	20,376
Total current assets	305,714	285,187
Property and equipment, net	15,250	15,334
Capitalized software development costs, net	96,959	108,851
Intangible assets, net	172,781	221,371
Goodwill	1,620,312	1,617,880
Operating lease right-of-use assets	20,398	28,370
Capitalized commission, non-current, net	23,477	22,999
Deferred tax assets, non-current	2,425	2,403
Other assets, non-current, net	8,617	3,684
Total assets	$2,265,933	$2,306,079
Liabilities and Stockholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	2,147	2,675
Accrued expenses and other current liabilities	82,249	79,827
Fees payable to customers	38,379	24,982
Operating lease liabilities, current	11,070	11,290
Deferred revenue	267,882	239,843
Total current liabilities	401,727	358,617
Deferred tax liabilities, non-current	18,103	16,695
Long-term debt, net	208,000	262,302
Operating lease liabilities, non-current	19,712	30,809
Other liabilities, non-current	7,526	8,200
Total liabilities	655,068	676,623
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.0001 par value, 1,500,000,000 shares authorized at December 31, 2022 and 2021, respectively; 488,296,792 and 481,121,695 shares issued and outstanding as of December 31, 2022 and 2021, respectively	49	48
Additional paid-in capital	2,571,424	2,483,761
Accumulated other comprehensive loss	(8,731)	(2,746)
Accumulated deficit	(951,877)	(851,607)
Total stockholders’ equity	1,610,865	1,629,456
Total liabilities and stockholders’ equity	$2,265,933	$2,306,079

See accompanying notes to the consolidated financial statements

CVENT HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$630,558	$518,811	$498,700
Cost of revenue	247,854	191,448	176,250
Gross profit	382,704	327,363	322,450
Operating expenses:
Sales and marketing	176,959	135,616	128,388
Research and development	130,620	96,627	87,866
General and administrative	102,544	88,206	80,564
Intangible asset amortization, exclusive of amounts included in cost of revenue	48,637	51,478	53,844
Total operating expenses	458,760	371,927	350,662
Loss from operations	(76,056)	(44,564)	(28,212)
Interest expense	(9,865)	(29,073)	(35,557)
Amortization of deferred financing costs and debt discount	(891)	(3,606)	(3,798)
Loss on extinguishment of debt	(3,219)	(7,159)	—
Loss on divestitures, net	—	—	(9,634)
Other income, net	1,135	5,367	1,333
Loss before income taxes	(88,896)	(79,035)	(75,868)
Provision for income taxes	11,374	7,044	7,865
Net loss	$(100,270)	$(86,079)	$(83,733)
Other comprehensive income (loss):
Other comprehensive income (loss)	(5,985)	(2,793)	1,165
Comprehensive loss	$(106,255)	$(88,872)	$(82,568)
Basic and diluted net loss per common share	$(0.21)	$(0.20)	$(0.20)
Basic and diluted weighted-average common shares outstanding	483,047,301	420,692,510	416,187,054

See accompanying notes to the consolidated financial statements

CVENT HOLDING CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Amount Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	deficit	income / (loss)	equity
Balance as of December 31, 2019	416,176,264	$42	$1,918,768	$(681,795)	$(1,234)	$1,235,781
Stock-based compensation	—	—	17,695	—	—	17,695
Net loss	—	—	—	(83,733)	—	(83,733)
Common stock issued under share-based compensation plans	500,543	—	72	—	—	72
Repurchase of stock options	(373,482)	—	(129)	—	—	(129)
Other comprehensive income	—	—	—	—	1,165	1,165
Balance as of December 31, 2020	416,303,325	42	1,936,406	(765,528)	(69)	1,170,851
Stock-based compensation	—	—	25,056	—	—	25,056
Net loss	—	—	—	(86,079)	—	(86,079)
Common stock issued under share-based compensation plans	375,747	—	518	—	—	518
Repurchase of stock options	(196,044)	—	(122)	—	—	(122)
Common stock issuance in connection with Reverse Recapitalization Transaction	64,638,667	6	521,903	—	—	521,909
Other comprehensive loss	—	—	—	—	(2,677)	(2,677)
Balance as of December 31, 2021	481,121,695	48	2,483,761	(851,607)	(2,746)	1,629,456
Stock-based compensation	—	—	66,597	—	—	66,597
Net loss	—	—	—	(100,270)	—	(100,270)
Common stock issued under share-based compensation plans	7,175,097	1	21,066	—	—	21,067
Other comprehensive loss	—	—	—	—	(5,985)	(5,985)
Balance as of December 31, 2022	488,296,792	$49	$2,571,424	$(951,877)	$(8,731)	$1,610,865

See accompanying notes to the consolidated financial statements

CVENT HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net loss	$(100,270)	$(86,079)	(83,733)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	122,141	124,347	127,723
Amortization of the right-of-use assets	7,972	8,363	10,380
Allowance for expected credit losses, net	1,316	8,316	3,280
Amortization of deferred financing costs and debt discount	891	3,606	3,798
Amortization of capitalized commission	32,029	29,280	29,119
Unrealized foreign currency transaction loss	491	153	67
Loss on extinguishment of debt	3,219	7,159	—
Loss on divestitures, net	—	—	9,634
Stock-based compensation	65,078	25,056	17,695
Change in deferred taxes	1,215	(596)	2,016
Change in operating assets and liabilities, net of business combinations:
Accounts receivable	(10,214)	19,966	786
Prepaid expenses and other assets	2,360	(6,797)	3,563
Capitalized commission, net	(35,571)	(33,635)	(30,604)
Accounts payable, accrued expenses and other liabilities	16,456	1,961	(36,433)
Operating lease liability	(11,317)	(11,933)	(11,601)
Deferred revenue	28,339	33,029	(16,591)
Net cash provided by operating activities	124,135	122,196	29,099
Investing activities:
Purchase of property and equipment	(6,890)	(4,675)	(2,081)
Capitalized software development costs	(51,072)	(40,978)	(40,572)
Purchase of investments	(93,231)	(35,727)	(26,919)
Maturities of investments	48,380	35,189	27,901
Acquisitions, net of cash acquired	(3,578)	(14,769)	(1,400)
Proceeds from divestiture	135	122	500
Net cash used in investing activities	(106,256)	(60,838)	(42,571)
Financing activities:
Proceeds from Reverse Recapitalization Transaction	—	552,693	—
Payment of offering costs	—	(30,760)	—
Principal repayments on first lien term loan	(265,696)	(505,951)	(7,935)
Principal repayments of revolving credit facility	(157,000)	(13,400)	(26,600)
Proceeds from revolving credit facility	365,000	—	40,000
Payment of debt issuance costs	(3,141)	—	—
Proceeds from exercise of stock options	17,059	522	73
Proceeds from Employee Stock Purchase Plan	3,957	—	—
Repurchase of Common stock	—	(230)	(10)
Payments of tax withholdings on vesting of restricted stock units	(31)	—	—
Net cash provided by financing activities	(39,852)	2,874	5,528
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,733)	(3,073)	693
Change in cash, cash equivalents, and restricted cash	(26,706)	61,159	(7,251)
Cash, cash equivalents, and restricted cash, beginning of period	126,629	65,470	72,721
Cash, cash equivalents, and restricted cash, end of period	$99,923	$126,629	$65,470
Supplemental cash flow information:
Interest paid	$9,346	$29,056	$35,552
Income taxes paid	$8,668	$5,410	$6,193
Supplemental disclosure of non-cash investing and financing activities:
Outstanding payments for purchase of property and equipment at period end	$1,484	$554	$413
Outstanding payments for capitalized software development costs at period end	$1,006	$748	$356

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

Macroeconomic conditions

Global events, such as recent geopolitical instability, inflation and the COVID-19 pandemic have created or contributed to uncertainty in macroeconomic conditions, including changes in interest rates, supply chain disruptions, labor shortages and increased labor costs, which, in turn, could decrease overall economic activity, hinder economic growth or cause a recession in the United States or in the global economy. Negative macroeconomic conditions may affect the businesses of the Company's clients, which could result in reduced demand for the Company's services or cancellations, increased demands for pricing accommodations or higher rates of delays in collection of, or losses on, the Company's accounts receivable, which could adversely affect its results of operations. If the Company is unable to offset any decrease in revenue by increasing sales to new or existing customers, or offset higher costs through price increases, its revenues may decline or grow at lower rates. The extent of the impact of ongoing macroeconomic conditions on the Company’s operational and financial performance is uncertain and will depend on political, social, economic and regulatory factors that are outside of the Company's control, including but not limited to the incidence and severity of additional COVID-19 virus variants and actions that may be taken by regulators and businesses (including customers) in response to macroeconomic uncertainty. The Company considered the impact of the current economic environment and COVID-19 on its estimates and assumptions and determined that there were no material adverse impacts on the consolidated financial statements as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 respectively. As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions made by management include estimated useful lives of property and equipment, capitalized software development costs, capitalized sales commissions, the valuation of goodwill and intangibles, allowances for credit losses, valuation of deferred tax assets, certain assumptions related to stock-based compensation, including the estimated value of the Company’s common stock and, income taxes. As of the date the financial statements were available for issuance, the Company is not aware of any specific events or circumstances that would require it to update its estimates, judgments, or to revise the carrying values of its assets or liabilities. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents

Highly liquid financial instruments purchased with original maturities of 90 days or less at the date of purchase are reported as cash equivalents. Cash equivalents are recorded at cost, which approximates fair value due to their short-term maturities.

Included in cash and cash equivalents are funds representing amounts reserved for registration fees processed on behalf of customers. While these cash accounts are not restricted as to their use, a liability for amounts due to customers under these arrangements has been recorded in Fees payable to customers in the accompanying consolidated balance sheets. Fees payable to customers were $38.4 million and $25.0 million as of December 31, 2022 and 2021, respectively.

Restricted Cash

Restricted cash represents amounts required to be held as collateral in a money market account for treasury management service agreements as well as payroll deductions from employees associated with the 2021 Employee Stock Purchase Plan (see Note 11). The Company held $0.8 million and $0.1 million of restricted cash as of December 31, 2022 and 2021, respectively.

The following table presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s Consolidated Balance Sheets (in thousands):

	As of December 31,
	2022	2021
Cash and cash equivalents	$99,108	$126,526
Restricted cash	815	103
Cash, cash equivalents, and restricted cash	$99,923	$126,629

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

	Year Ended December 31,
	2022	2021	2020
Allowance for expected credit losses, beginning of period	$4,547	$3,287	$1,912
Credit loss expense	1,316	8,316	3,280
Write-offs and adjustments	(3,219)	(7,056)	(1,905)
Allowance for expected credit losses, end of period	$2,644	$4,547	$3,287

Credit loss expense during the years ended December 31, 2022, 2021, and 2020 was $1.3 million, $8.3 million, and $3.3 million, respectively. The Company does not have any off-balance sheet credit exposure related to its customers.

Revenue Recognition

The Company derives revenue from two primary sources: Event Cloud subscription-based solutions and Hospitality Cloud marketing and subscription-based solutions. Subscription services revenue consists primarily of fees to provide the Company’s customers with access to its cloud-based platform. Subscription service contracts do not provide customers with the right to take possession of the software, are non-cancellable, and do not contain rights of return. Hospitality Cloud marketing solutions primarily relate to digital advertising on the Company’s hosted venue sourcing networks. Revenue is recognized when control of these services is transferred to a customer. A time-elapsed method is used to measure progress for subscription contracts because control is transferred evenly over the contract term. For the year ended December 31, 2022, the Company recognized approximately 80.5% of its revenue from services transferred to the customer over time, with the remaining 19.5% of revenue recognized at a point in time upon delivery, generally when an event occurred. The Company’s services are generally provided under annual and multi-year contracts with invoicing occurring in annual or quarterly installments at the beginning of each year, or quarter, as applicable, in the contract period. Revenue is presented net of sales and other taxes the Company collects on behalf of governmental authorities.

Certain contracts may include multiple distinct performance obligations which may consist of some or all of subscription services, marketing packages, and professional services. When an arrangement includes multiple performance obligations relating to Software-as-a-Service (“SaaS”) subscriptions, which are concurrently delivered and have the same pattern of transfer to the customer (the services transfer to the customer ratably over the contract period), the entire contract value is recognized on a straight-line basis over the contract term. When an arrangement includes multiple performance obligations that do not have the same pattern of transfer to the customer, revenue is recognized at each performance obligation’s respective standalone selling price (“SSP”), when the performance obligations are satisfied. The SSP is the price at which the Company would sell a promised good or service separately to a customer. The Company estimates SSP based on internal margin analysis, competitor data, and other industry standards for SaaS-based companies.

Event Cloud Revenue

Event Management

The Company generates the majority of its Event Cloud revenue through four primary sources: 1) SaaS subscriptions to the event and conference management platform for in-person, virtual, and hybrid events, 2) SaaS subscriptions for access to mobile apps and tools to create custom mobile apps, 3) Attendee Hub, and 4) Onsite Event Solutions. Pricing for SaaS subscriptions is based on the features and functionality selected by the customer and, with the exception of professional services that can also be purchased, are available for use by the client for the full duration of the contract. The Company’s SaaS subscriptions to its cloud-based platform are considered a service arrangement and recognized to revenue over time, on a straight- line basis over the term of the subscription arrangement. Professional services revenue is generally recognized over time, primarily using an input method based on the hours incurred for the related project.

Event and Conference Management Platform

SaaS subscriptions to the event and conference management platforms may include functionality that enables customers to manage the registration of people that plan to attend the customer’s event or events. At any time during the subscription term, customers may elect to purchase blocks of additional registrations (“reg blocks”) and other features or functionality (“non-reg”), which are referred to as subscription upsells. Reg blocks are not considered distinct and are treated as a single performance obligation with the accompanying feature set of the base event management platform. The purchase of a reg block upsell is considered a contract modification that adjusts only the transaction price of the original contract. Accordingly, a cumulative revenue catch-up is recognized from the start of the original contract with the remaining amount recognized on a straight-line basis over the duration of the contract term. Non-reg block features are considered distinct and the purchase of a non-reg upsell is considered a contract modification that adjusts the scope and transaction price of the original contract. Accordingly, the modification is accounted for as a separate contract and the revenue is recognized over the subscription period. No portion of the subscription fee is refundable regardless of the actual number of registrations that occur, or the extent to which other features and functionality are used.

Attendee Hub and Mobile Apps

Subscription-based solutions also include the sale of mobile event apps for in-person, virtual, or hybrid events. Attendee Hub provides fully-branded event experiences for virtual and hybrid events and to automate key aspects of the meeting planning process from registration, appointments, and qualifying leads throughout the event lifecycle. Attendee Hub works in concert with Cvent’s Mobile Apps to drive live engagement throughout an event to capture more intelligence on attendee interests. The revenue for mobile event apps solutions and Attendee Hub is generally recognized over time on a straight-line basis over the life of the contract. Certain professional services revenue associated with Attendee Hub is recognized at a point in time as the services are performed and the performance obligations are satisfied. At any time during the subscription term, customers may elect to purchase access to additional mobile event apps, additional events within an existing mobile event app, or additional Attendee Hub events, which are referred to as upsells. Revenue for these upsells is recognized prospectively over the remaining contract term. No portion of the subscription fee or professional services fee is refundable.

Onsite Event Solutions

Event specific onsite solutions include the rental of equipment and consultants needed to successfully manage and execute a complex event, along with the SaaS to manage appointments, exhibitors, speakers, and lead capture and to aggregate all of this information to understand attendee interests. Revenue related to rental of equipment, consultants and certain professional services is recognized based on the contractual stated value, which approximates its relative standalone selling price, and is generally recognized at a point in time as the services are performed and the performance obligations are satisfied. Revenue related to the Company’s SaaS subscriptions to its onsite solutions are considered a service arrangement and generally recognized to revenue over time, on a straight-line basis over the term of the subscription arrangement.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of long-lived assets is not recoverable from future undiscounted cash flows, the carrying amount of such assets is reduced to the lower of the carrying value or fair value.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the period when such determinations are made, as well as in subsequent periods. There was no change to the useful lives of long-lived assets for the years-ended December 31, 2022 and 2021.

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

The Company performs an annual impairment review of goodwill, or when a triggering event occurs between annual impairment tests. The Company operates as one reporting unit. The Company’s test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. Under the quantitative impairment test, if the carrying amount of the reporting unit exceeds its fair value, then an impairment loss is recognized in an amount equal to that excess, not to exceed the total amount of goodwill. During the 2022 qualitative assessment of goodwill, management concluded that it was more likely than not that the fair value of the Company’s reporting unit exceeded its carrying value, resulting in no indication of impairment as of December 31, 2022.

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

The current portion of capitalized commissions, net was $26.7 million and $25.4 million as of December 31, 2022 and 2021, respectively. The noncurrent portion of capitalized commissions, net was $23.5 million and $23.0 million as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022, 2021, and 2020, $32.0 million, $29.3 million, and $29.1 million, respectively, of capitalized commissions were amortized to sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss.

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

Comprehensive Loss

Comprehensive loss comprises net loss and foreign currency translation gains/(losses) for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Foreign currency (gains)/losses associated with realized transactions and remeasurement, recorded in other income, net, were $(0.8) million, $(0.8) million, and $0.8 million for the years ended December 31, 2022, 2021, and 2020 respectively.

Non-Monetary Transactions

The Company occasionally participates in non-monetary transactions with its customers in exchange for marketing and other services. Non-monetary transactions with commercial substance are recorded at the estimated fair value of the services received from or provided to the counter-party, whichever value is more clearly evident. In certain periods there are timing differences between the revenue and the related expense, due to the timing of delivery and receipt of services. Non-monetary transaction revenue totaled $2.7 million, $3.3 million, and $2.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. Non-monetary transaction expense totaled $4.6 million, $2.6 million, and $1.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Property and equipment outside North America geographic locations represented 35.5% and 33.4% of total property and equipment, net as of December 31, 2022 and 2021, respectively, and are located primarily in India. The composition of the Company’s property and equipment between North America and locations outside of North America is set forth below (in thousands):

	Year Ended December 31,
	2022	2021
North America	$9,829	$10,205
Outside North America	5,421	5,129
Total	$15,250	$15,334

Net Loss per Share of Common Stock

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings per share adjusts basic earnings per share for the potentially dilutive impact of stock options. As the Company has reported losses for all periods presented, all potentially dilutive securities including stock options, restricted stock units and shares issued under the Company's Employee Stock Purchase Plan (“ESPP”), are antidilutive and accordingly, not considered, and therefore basic net loss per share equals diluted net loss per share.

63,699,174, 51,646,456, and 37,028,088 stock options and restricted stock units as of December 31, 2022, 2021, and 2020, respectively, were excluded from the computation of diluted net loss per share of common stock because including them would have been antidilutive.

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (”ASU 2021-08”). ASU 2021-08 will require companies to apply the definition of a performance obligation under Accounting Standards Codification ("ASC") Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. ASU 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. ASU No. 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2021-08 on January 1, 2022 and has applied the provisions on a prospective basis. The adoption of ASU 2021-08 had no impact on the Company's operating results for the year ended December 31, 2022.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832)—Disclosures by Business Entities about Government Assistance (“ASU 2021-10”). ASU 2021-10 requires additional disclosures regarding the nature of government assistance, the related accounting policy used to account for assistance, the affected line items and applicable amounts within the consolidated financial position and results of operations, and significant terms and conditions related to the assistance. Government assistance within the scope of Topic ASC 832 includes assistance that is administered by domestic, foreign, local, state, national governments, as well as departments, independent agencies and intergovernmental organizations. The updated guidance increases transparency of government assistance including, 1) the type of assistance, 2) the entity's accounting for assistance, and 3) the effect of assistance on the entity's financial statements. The Company adopted ASU 2021-10 on January 1, 2022 and applies the provisions on a prospective basis. For the year ended December 31, 2022, the Company received $2.4 million in government wage and rent subsidies, which are recorded as contra-expenses in its cost of revenue and operating expenses on its consolidated statement of operations and comprehensive loss.

3. Reverse Recapitalization Transaction

As discussed in Note 1, on December 8, 2021, the Company consummated the Business Combination Agreement dated July 23, 2021, with Legacy Cvent surviving the merger as a wholly owned subsidiary of the Company. The Reverse Recapitalization Transaction between Dragoneer and Legacy Cvent was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Dragoneer was treated as the acquired company and Legacy Cvent was treated as the acquirer for financial reporting purposes. The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization Transaction are those of Legacy Cvent

As contemplated by the Business Combination Agreement, on the Closing Date: (i) each issued and outstanding Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares”), and each issued and outstanding Class B ordinary share, par value $0.0001 per share (the “Class B ordinary shares”), in each case, of Dragoneer, was converted into one share of common stock, par value $0.0001 per share, of the Company (“Common Stock”); (ii) the governing documents of Dragoneer were amended and restated and became the certificate of incorporation and the bylaws of the Company, and Dragoneer filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which Dragoneer was domesticated and continues as a Delaware corporation (the “Domestication”) and (iii) Dragoneer changed its name to “Cvent Holding Corp.”

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

Upon the closing of the Reverse Recapitalization Transaction, the Company's certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 1,501,000,000 shares, $0.0001 par value, of which, 1,500,000,000 shares are designated as Common Stock, and 1,000,000 shares are designated as Preferred Stock.

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

4. Revenue

Disaggregation of Revenue

The Company derives revenue from two primary sources: Event Cloud subscription-based solutions and Hospitality Cloud marketing and subscription-based solutions. They are principally generated from North America, which comprises of the United States and Canada, with Canada representing 2.5%, 2.4%, and 2.5% of total revenue for the years ended December 31, 2022, 2021, and 2020, respectively. Revenue from sources outside North America represented 12.0%, 13.3%, and 12.3% of total revenue for the years ended December 31, 2022, 2021, and 2020, respectively. The Company’s disaggregation of revenue primary geographic region is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
North America	$554,629	$450,022	$437,191
Outside North America	75,929	68,789	61,509
Revenue	$630,558	$518,811	$498,700

The Company’s disaggregation of revenue by major business activity is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Event Cloud	$441,086	$362,073	$316,080
Hospitality Cloud	189,472	156,738	182,620
Revenue	$630,558	$518,811	$498,700

Deferred Revenue

Deferred revenue represents billings under signed contracts before the related products or services are transferred to customers. The portion of deferred revenue that is expected to be recognized as revenue during the subsequent 12-month period is recorded as deferred revenue in current liabilities and the remaining portion is recorded as other liabilities, non-current, which is not material. Deferred revenue was $267.9 million and $239.8 million as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022, 2021, and 2020, the Company recognized $221.4 million, $192.7 million, and $211.4 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of each period.

Remaining Performance Obligations

For multiple-year agreements for either Event Cloud or Hospitality Cloud, the Company typically invoices the amount for the first year of the contract at signing followed by subsequent annual invoices at the anniversary of each year. Since the Company bills most of its customers in advance, there can be amounts that contractually the Company is yet able to invoice. Until such time as these amounts are invoiced or recognized in revenue, they are considered by the Company to be unbilled contract value, and together with deferred revenue, remaining performance obligations. As of December 31, 2022 and 2021, the Company's total current deferred revenue was $267.9 million and $239.8 million, respectively, which amount does not include unbilled contract value for contracts of approximately $539.7 million and $573.4 million, respectively. The Company expects that the amount of unbilled contract value relative to the total value of its contracts will change from year to year for several reasons, including the amount of cash collected early in the contract term, the specific timing and duration of customer agreements, varying invoicing cycles of agreements, the specific timing of customer renewals, changes in customer financial circumstances and foreign currency fluctuations. The Company expects to recognize 70.3% of its remaining performance obligations as revenue over the subsequent 24 months, and the remainder thereafter.

5. Business Combinations

During the year ended December 31, 2022, the Company completed a business combination which was not material to its consolidated financial statements. The Company has included the financial results of this business combination in the consolidated financial statements from the respective date of acquisition, which were not material.

Shoflo

On May 24, 2021, the Company acquired Shoflo, LLC (“Shoflo”) for total consideration of $16.6 million. Shoflo provides cloud-based studio production tools that are essential to virtual and hybrid events. The Company completed this acquisition for strategic and competitive advantage. The acquisition was accounted for as a business combination.

The $16.6 million purchase price was allocated to the assets and liabilities assumed based upon their estimated fair value at the time of close. The purchase price allocation is subject to change as the Company continues to gather information relevant to its determination of the fair value of the assets and liabilities acquired primarily related to trademarks and developed technology. Subsequent to the acquisition date, immaterial adjustments were made to the purchase price allocation. The table below outlines the allocation of the purchase price between the net assets assumed and intangible asset (in thousands):

Allocation of purchase price:
Cash and cash equivalents	$176
Other current assets	86
Non-current assets	84
Current liabilities	(821)
Non-current liabilities	(38)
Trademarks	401
Developed technology	4,933
Goodwill	11,781
Total purchase consideration	$16,602

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

The financial results of Shoflo are included in the Company’s consolidated financial statements from the date of acquisition. The Shoflo acquisition did not have a material impact on the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.

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

As a result of the disposition, during the year ended December 31, 2020, the Company recorded a loss on the disposition of $9.6 million, calculated as follows (in thousands):

Carrying value of net assets divested	$(10,182)
Closing net working capital	(552)
Cash received for disposition at closing	500
Cash expected to be received post-closing	600
Loss on divestitures, net	$(9,634)

6. Property and Equipment

Property and equipment are summarized as follows (in thousands):

	As of December 31,
	2022	2021
Computer equipment, purchased software and software developed for internal-use	$18,190	$22,517
Leasehold improvements	21,906	22,747
Furniture and equipment	8,048	9,087
Rentable onsite solutions equipment	6,531	6,324
Other	1,231	511
Property and equipment, gross	55,906	61,186
Less accumulated depreciation	(40,656)	(45,852)
Property and equipment, net	$15,250	$15,334

Depreciation of property and equipment was $7.4 million, $10.4 million, and $15.1 million during the years ended December 31, 2022, 2021, and 2020, respectively.

7. Capitalized Software Development Costs

Capitalized software for the Company’s software platforms was developed either internally or was acquired through acquisitions. Capitalized software development costs and acquired software technology are summarized as follows (in thousands):

	As of December 31,
	2022	2021
Capitalized software development costs, gross	$385,717	$385,384
Less accumulated amortization	(288,758)	(276,533)
Capitalized software development costs, net	$96,959	$108,851

Amortization of capitalized software development costs, recorded as cost of revenue, was $66.0 million, $61.5 million, and $58.6 million during the years ended December 31, 2022, 2021, and 2020, respectively.

8. Goodwill and Intangible Assets

The change in carrying amount of goodwill is summarized as follows (in thousands):

Goodwill as of January 1, 2021	$1,605,628
Foreign currency translation adjustments	1
Disposition from divestiture (see Note 5)	12,251
Goodwill as of December 31, 2021	$1,617,880
Foreign currency translation adjustments	(728)
Acquisitions (see Note 5)	3,160
Goodwill as of December 31, 2022	$1,620,312

Intangible assets are amortized based on a pattern in which the asset’s economic benefits are consumed, or if not reliably determined, amortized on a straight-line basis over their estimated useful lives between two and fifteen years. The intangible assets are summarized as follows (in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted average remaining life as of December 31, 2022
Customer relationships	$433,825	$(292,935)	$140,890	3.4 years
Trademarks	82,234	(50,405)	31,829	3.8 years
Intangible assets subject to amortization	$516,059	$(343,340)	$172,719
Indefinite-lived assets	62	—	62
Intangible assets, net	$516,121	$(343,340)	$172,781

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted average remaining life as of December 31, 2021
Customer relationships	$438,002	$(256,885)	$181,117	4.6 years
Trademarks	96,902	(56,710)	40,192	4.2 years
Non-compete agreements	588	(588)	—	—
Intangible assets subject to amortization	$535,492	$(314,183)	$221,309
Indefinite-lived assets	62	—	62
Intangible assets, net	$535,554	$(314,183)	$221,371

Accumulated amortization of intangible assets was $343.3 million and $314.2 million as of December 31, 2022 and 2021, respectively.

The total amount of amortization expense related to intangible assets, recorded as intangible asset amortization, exclusive of amounts included in cost of revenue, was $48.6 million, $51.5 million, and $53.8 million during the years ended December 31, 2022, 2021, and 2020, respectively. The intangible asset balance remaining as of December 31, 2022 will be amortized into expense in future years as follows (in thousands):

2023	$46,670
2024	45,162
2025	39,320
2026	35,539
Thereafter	6,028
Total amortization expense related to acquired intangible assets	$172,719

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of accrued compensation, such as bonuses, commissions, and payroll taxes, sales and other tax liabilities. The following table summarizes the Company’s accrued expenses and other current liabilities as of the dates indicated (in thousands):

	As of December 31,
	2022	2021
Accrued compensation	$49,219	$49,015
Sales and other tax liabilities	11,877	10,774
Other	21,153	20,038
Accrued expenses and other current liabilities	$82,249	$79,827

10. Income Taxes

Loss before income taxes for the periods indicated is compromised of the following (In thousands):

	Year Ended December 31,
	2022	2021	2020
U.S.	$(122,413)	$(104,838)	$(101,146)
Foreign	33,517	25,803	25,278
Loss before income taxes	$(88,896)	(79,035)	(75,868)

The provision for/(benefit from) income taxes for the years ended is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$-	$-	$(6)
State	3,768	692	850
Foreign	6,525	6,853	5,086
Current tax expense/(benefit)	10,293	7,545	5,930
Deferred:
Federal	2,590	963	237
State	(958)	(1,483)	1,513
Foreign	(551)	19	185
Deferred tax expense/(benefit)	1,081	(501)	1,935
Provision for/(benefit from) income taxes	$11,374	$7,044	$7,865

A reconciliation between the Company’s statutory tax rate and its effective tax rate is summarized as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory rate	21.0%	21.0%	21.0%
Increase (reduction) resulting from:
U.S. state income taxes, net of federal benefits	(2.3)	1.2	(3.0)
Non-deductible/non-taxable items	(1.6)	2.9	(0.3)
Uncertain tax positions	(0.2)	(0.2)	(0.1)
Tax on unremitted earnings	(2.6)	(0.9)	0.1
Foreign tax rate differential	0.6	(1.1)	(0.7)
Change in valuation allowance	(24.8)	(31.4)	(18.3)
Foreign tax expense	(0.1)	(0.1)	0.6
Global intangible low-taxed income (GILTI)	(5.5)	(2.8)	(6.5)
Divestiture of Kapow	—	—	(4.2)
Return to provision	2.7	2.5	1.0
Effective tax rate	(12.8)%	(8.9)%	(10.4)%

The CARES Act, enacted March 27, 2020, provides various forms of relief to companies impacted by the COVID-19 pandemic. As part of the relief available under the Act, the Company deferred remittance of our 2020 Federal Insurance Contributions

Act (“FICA”) taxes as allowed by the legislation. The Company was able to defer $8.0 million of the employer portion of FICA taxes for payroll paid between March 27, 2020 and December 31, 2020. The Company paid 50% of the FICA deferral before December 31, 2021, and paid the remaining 50% before December 31, 2022.

Significant components of the Company’s deferred tax assets and liabilities are summarized as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Allowance for credit losses	$755	$1,234
Accrued expenses and other	1,064	1,549
Right of use asset	8,282	11,036
Basis difference in fixed assets	893	834
Stock-based compensation	32,485	20,546
Foreign tax and other credit carryforward	9,000	9,120
Net operating loss carryforwards	93,710	120,545
Capitalized software	15,305	24,115
Section 174 R&E expenditures	44,685	—
Other	1,562	4,433
Deferred tax assets	$207,741	$193,412
Less: valuation allowance	(139,044)	(108,122)
Net deferred tax assets	68,697	85,290
Deferred tax liabilities:
Accrued expenses	(6,701)	(7,586)
Right of use liability	(5,383)	(7,150)
Fixed assets	(591)	(751)
Intangible assets	(66,650)	(84,095)
Other	(5,058)	—
Total deferred tax liabilities	(84,383)	(99,582)
Net deferred tax assets (liabilities)	$(15,686)	$(14,292)

In assessing the Company’s ability to realize the future benefit associated with its deferred tax assets, management considers whether it is more likely than not that some portion of or all the deferred tax assets may not be realized. The ultimate realization is dependent on the generation of taxable income within the periods that those temporary differences become deductible. Management believes certain net operating loss carry forwards and other credit carry forwards may not be realizable before they expire. Accordingly, the Company has recorded a valuation allowance on such deferred tax assets in the amount of $139.0 million and $108.1 million as of December 31, 2022 and 2021, respectively.

The change in the Company’s valuation allowance is as follows (in thousands):

	As of December 31,
	2022	2021	2020
Valuation allowance, beginning of year	$108,122	$81,461	$72,783
Increase	30,922	26,661	8,678
Valuation allowance, end of year	$139,044	$108,122	$81,461

The Company had approximately $353.5 million and $454.3 million of federal net operating loss carryforwards for federal income tax return purposes as of December 31, 2022 and 2021, respectively. The tax effected amounts of these carryforwards are $74.2 million and $95.4 million as of December 31, 2022 and 2021, respectively. The tax effected state net operating carryforwards are $18.3 million and $22.9 million as of December 31, 2022 and 2021, respectively. Additionally, the tax effected foreign net operating loss carryforwards are $1.2 million and $2.2 million as of December 31, 2022 and 2021, respectively. $3.1 million of the federal net operating loss carryforward was generated after December 31, 2017 and does not expire; the remaining portion of these net operating loss carryforwards will expire, if unused, in varying amounts beginning in 2031. The Company's state and foreign net operating losses will expire between 2023 and 2040 if unused.

The realization of the benefits of the net operating loss carryforwards is dependent on sufficient taxable income in future years. Among other things, the lack of future earnings, or a change in ownership of the Company, could adversely affect the Company’s timing and ability to utilize the net operating loss carryforward to reduce future current tax expense. The Company believes that it is more likely than not that the benefit from certain federal and state net operating loss carryforwards will not be realized. In recognition of this assessment, the Company provided a valuation allowance of $92.5 million as of December 31, 2022 on the deferred tax assets relating to the federal and state net operating loss carryforwards. The total valuation allowance relating to these net operating loss carryforwards and other deferred tax assets was $139.0 million as of December 31, 2022.

The Company records tax liabilities for uncertainties relate to federal, state, and international tax positions. The estimated values of the Company’s gross uncertain tax positions are as follows (in thousands):

	As of December 31,
	2022	2021	2020
Unrecognized tax benefits, beginning of year	$942	$865	$853
Reductions for tax positions for prior years	186	116	56
Lapse of statute of limitations	(94)	(39)	(44)
Unrecognized tax benefits, end of year	$1,034	$942	$865

The Company does not believe it is reasonably possible that the composition of its unrecognized tax benefits would materially change in the next 12 months.

The Company’s practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. The amount of interest and penalties included in income tax expense was $0.1 million, $0.1 million, and $0.1 million for the years ended December 31, 2022, 2021, and 2020 respectively. The Company had approximately $1.2 million and $1.2 million for the payment of interest and penalties accrued for the years ended December 31, 2022 and 2021, respectively.

The Company operates under a tax holiday in India, which is effective through March 31, 2029. The tax holidays are conditional upon our meeting certain employment and investment thresholds. The impact of these tax holidays decreased foreign taxes by $2.0 million, $2.0 million, $0.2 million for the years ended December 31, 2022, 2021, and 2020 respectively.

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
11. Stockholders’ Equity

The Company’s Certificate of Incorporation authorizes 1,500,000,000 shares of common stock and 1,000,000 of preferred Stock, each $0.0001 par value per share. 488,296,792 shares of common stock were outstanding as of December 31, 2022. The holders of the common stock are entitled to dividends only when declared by the Board of Directors ratably on a per share basis. Each share of common stock is entitled to one vote.

2021 Omnibus Incentive Plan

The Cvent Holding Corp. 2021 Omnibus Incentive Plan (the “2021 Plan”), which was approved by shareholders and adopted by the Board of Directors, effective as of December 8, 2021 (the “Effective Date”), authorizes the issuance of 110,500,000 shares of common stock (the “Share Reserve”). The Share Reserve may consist of authorized and unissued shares and shares held in or acquired for the treasury of the Company. The Share Reserve will automatically increase on each January 1 that occurs after the Effective Date, for 10 years, by an amount equal to 5% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number as may be determined by the Board of Directors. For the year ended December 31, 2022, the Board of Directors waived this automatic increase to the Share Reserve.

The Board of Directors has the full authority to grant, subject to the terms and conditions of the 2021 Plan, stock options, stock appreciation rights, restricted shares, performance awards, other share-based awards, and other cash-based awards to eligible participants. The maximum number of shares of common stock with respect to which incentive stock options may be granted is 58,735,076 shares. With respect to stock appreciation rights settled in shares of common stock, only the number of shares delivered to a participant will count against the Share Reserve. If any stock option, stock appreciation right, or other share-based award expires, terminates, or is cancelled for any reason without having been exercised in full, the number of shares of common stock underlying such award will be added back to the Share Reserve. Furthermore, no non-employee director may be granted awards under the 2021 Plan that have a grant date fair value in excess of $0.8 million in any given fiscal year.

The Board of Directors may amend, alter or discontinue the 2021 Plan, but no amendment alteration or discontinuance may materially impair the rights of an equity award previously granted under the 2021 Plan without the award holder's consent, except such amendments made to comply with applicable law.

As indicated above, several types of awards are available for grant under the 2021 Plan. In connection with the closing of the Reverse Recapitalization Transaction, 51,649,748 nonqualified stock options from the 2017 Plan (as defined below) were exchanged for an equal number of nonqualified stock options under the 2021 Plan, subject to the same vesting terms as the corresponding options granted under the 2017 Plan (defined below).

Stock Options - Stock options granted under the 2021 Plan may either be incentive stock options or nonqualified stock options. The exercise price of stock options cannot be less than 100% of the fair market value of a share of common stock at the grant date.

As of December 31, 2022, there were 50,013,426 non-qualified stock options outstanding under the 2021 Equity Incentive Plan.

Restricted Stock Units - During the year ended December 31, 2022, the Company granted 16,188,374 service-based restricted stock units (“RSUs”), 1,768,451 of which had vested as of December 31, 2022. The outstanding RSUs vest on various dates through December 2026 as measured from the grant date.

2021 Employee Stock Purchase Plan

The Cvent Holding Corp. 2021 Employee Stock Purchase Plan (the “ESPP”), which was adopted by our shareholders and the Board of Directors effective immediately upon the Closing Date, permits eligible employees to purchase common stock through payroll deductions during biannual offering periods, or during such other offering periods as the Board of Directors may determine. Participants may authorize payroll deductions of a specific percentage of compensation not to exceed 15%, with such deductions being accumulated for biannual purchase periods beginning on the first business day of each offering period and ending on the last business day of each offering period.

The ESPP provides that 11,500,000 shares of common stock may be made available for sale under the ESPP (the “ESPP Reserve”). The ESPP Reserve will automatically increase on each January 1 following the Effective Date (as defined in the ESPP), by an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number as may be determined by the Board of Directors. For the year ended December 31, 2022, the Board of Directors waived this automatic increase to the ESPP Reserve. Under the terms of the ESPP, the purchase price per share will equal 85% of the fair market value of a share of common stock on the last date of an offering period although the Board of Directors has discretion to change the purchase price with respect to future offering periods.

At December 31, 2022, there were 10,560,931 shares available for issuance under the ESPP. During the year ended December 31, 2022, 939,069 shares of common stock were purchased by participants under the ESPP. As of December 31, 2022, the Company had $0.5 million of unrecognized compensation cost related to the offering period beginning on December 1, 2022. The last date for the current offering period is May 31, 2023.

2017 Stock Option Plan

On May 26, 2017, the Board of Directors of the Papay Topco, Inc. approved a stock option plan (the “2017 Plan”) to provide incentives to its employees, directors, officers, consultants and/or advisors of Papay Topco, Inc. Prior to its termination, the 2017 Plan provided for the grant of stock options to employees and officers of the Company. Following the adoption of the 2021 Plan, the 2017 Plan was terminated and all outstanding options were exchanged for an equal number of nonqualified stock options under the 2021 Plan using a rate of approximately 454:1.

Stock-based Compensation

The weighted average assumptions used in the valuation of stock option awards granted under the Black- Scholes model are summarized as follows:

	Year Ended December 31,
	2022	2021	2020
Dividend yield	—	—	—
Volatility	45.37%	45.44%	44.65%
Expected term (years)	6.39	5.88	5.89
Risk-free interest rate	1.81%	1.32%	0.65%

Stock-based Compensation Activity Rollforward

The following table summarizes stock option activity for the year ended December 31, 2022:

Stock options	Number of shares subject to option	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)	Unrecognized compensation expense (in thousands)
Balance at December 31, 2021	51,646,456	$4.13	6.29	$208,614	$40,337
Granted	4,129,380	8.05
Exercised	(4,472,079)	3.81
Forfeited	(1,157,398)	5.07
Expired	(132,933)	4.95
Balance at December 31, 2022	50,013,426	$4.45	5.61	$58,326	$19,997
Vested and exercisable as of December 31, 2021	43,842,127	$3.71	5.47	$195,710
Vested and exercisable as of December 31, 2022	35,321,479	$3.85	4.42	$54,842

The weighted-average grant date fair value of options granted during the years ended December 31, 2022, 2021, and 2020 (after accounting for the 454:1 Reverse Recapitalization Transaction exchange ratio described above) was $3.75, $4.10 and $2.11 per share, respectively.

The total intrinsic value of options that were exercised during the years ended December 31, 2022, 2021, and 2020 was $8.7 million, $1.7 million, and $0.7 million, respectively.

As of December 31, 2022, the $20.0 million in unrecognized compensation cost related to stock options will be recognized over a weighted average period of 1.71 years.

The following table summarizes RSU activity for the year ended December 31, 2022. There was no RSU activity in the years ending December 31, 2021 or 2020:

Restricted Stock Units	Number of shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	—	$—
Granted	16,188,374	7.51
Vested	(1,768,451)	7.16
Forfeited	(734,175)	7.34
Balance at December 31, 2022	13,685,748	$7.56

As of December 31, 2022, $82.3 million in unrecognized compensation cost related to RSUs will be recognized over a weighted-average period of 2.02 years.

Stock-based Compensation Expense

Stock-based compensation expense for equity and liability classified awards is recognized using the straight-line attribution method. In addition, the Company ensures that it has fully recognized expense for at least the options tranches that have fully vested in the period in which they vest.

Stock-based compensation expense is summarized as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Cost of revenue	$7,025	$1,410	$430
Sales and marketing	21,904	7,843	5,199
Research and development	16,860	6,447	4,140
General and administrative	19,289	9,356	7,926
Total stock-based compensation expense	$65,078	$25,056	$17,695

Common Stock Valuations

As a public company, the Company has a readily determinable market price for its common stock, which the Company utilizes in determining the fair value of our stock-based awards. Prior to the Reverse Recapitalization Transaction, the fair value of the common stock underlying the stock options was determined by the Board of Directors, with the intent that all stock options granted have an exercise price per share not less than the per share fair value of the common stock underlying those stock options on the date of grant. Because there was no public market for the Company's common stock prior to the Reverse Recapitalization Transaction, the valuations of the common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation and Internal Revenue Service Revenue Ruling 59-60. The assumptions the Company used in the valuation model were based on future expectations combined with management judgment. In the absence of a public trading market, the board of directors with input from management exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of the common stock as of the date of each option grant, including the following factors:

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

As of December 31, 2022, 4,129,380 nonqualified stock options have been granted pursuant to the 2021 Plan.

2017 Long-Term Incentive Plan

On May 26, 2017, the Board of Directors of Cvent's then ultimate parent, Papay Topco, Inc., approved a Long-Term Incentive Plan (the “2017 LTI Plan”) to provide incentives to employees of Cvent. The 2017 LTI Plan provides for the payment of a cash bonus if the Company is sold, or another similar Qualifying Event occurs. The cash bonus incentive awarded under the 2017 LTI Plan remains unvested until a sale of the Company, or other Qualifying Event occurs. The Company recorded no expense for the 2017 LTI Plan for any the years ended December 31, 2022, 2021, and 2020 because the cash bonus incentive remained unvested and the Company was only liable to make the cash bonus payments upon a sale of the Company, or other Qualified Event, which was determined to not be probable.

On February 28, 2022, the Compensation and Nominating Committee of the Board approved a program that allowed employees to make a one-time election to convert their awards (the “Legacy Cvent LTIP Awards”) granted under the 2017 LTI Plan to an aggregate of approximately 3.7 million RSUs in exchange for cancellation of such employees outstanding Legacy Cvent LTIP Awards. The RSUs are subject to varying vesting periods ranging from April 2022 to October 2024. The RSUs were granted effective as of April 15, 2022 to employees who elected to participate in such exchange.

12. Retirement Plans

a) 401(k) Retirement Savings Plan

The Company sponsors a 401(k) Retirement Savings Plan (the “Plan”) for eligible employees in the United States. The Company matches 50% of employee contributions up to 6% of their earnings, subject to a $3,500 U.S. dollar limit per employee. Company contributions were $6.0 million, $4.5 million, and $2.1 million, respectively, during the years ended December 31, 2022, 2021, and 2020, respectively. Employer matching contributions during the years ended December 31, 2021 and 2020 were impacted by the temporary cessation of employer matching contributions during the period from June 2020 through April 2021 during the wake of the COVID-19 global pandemic. Contributions by the Company to the Plan are accrued during each respective calendar year and paid out on or before February 28 of the next calendar year.

None of the other defined contribution plans sponsored by the Company are material.

b) India Gratuity Plan

Under the India Payment of Gratuity Act of 1972, the Company sponsors a gratuity defined-benefit plan for eligible employees of the Company’s India subsidiary. Upon termination of an employee for any reason, the Company must pay the equivalent of 15 days of the current salary to the employee for each year of service if the employee has vested in the plan. Benefits accrue based on all eligible employees regardless of their respective vesting schedule upon their date of hire. The accrual calculation includes an estimate for the number of employees who will not meet their vesting requirements. Eligible employees vest upon reaching five years of service with the Company.

The funding liability under the plan was determined by licensed actuarial professionals, based on a rate of interest of 7.3% and 5.8% and a retirement age of 58.0 years, and was $3.3 million and $2.9 million as of December 31, 2022 and 2021, respectively. The liability is included in accrued and other current liabilities in the accompanying consolidated balance sheets. Expense recognized under the plan was $1.0 million, $0.8 million, and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. The plan is currently unfunded.

13. Debt

The outstanding principal amount and related unamortized debt issuance costs, net, are summarized as follows (in thousands):

	As of December 31,
	2022	2021
Term Loan Facility	$—	$265,696
Senior Secured Revolving Credit Facility	208,000	—
Less: original issue discount	—	(438)
Less: unamortized deferred financing costs	(2,766)	(2,956)
Total principal amount and related unamortized debt issuance costs, net	$205,234	$262,302

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

At closing, Cvent borrowed $265.0 million under the Revolving Credit Facility. The borrowings were used, together with cash on hand of Cvent, to repay all outstanding obligations under the Amended and Restated Credit Agreement, dated as of November 30, 2017 (the “Prior Credit Agreement”), including aggregate principal and accrued interest under the variable rate first lien loan, and to pay certain costs and fees associated with the closing of the Credit Agreement. The Prior Credit Agreement was terminated as a result of the repayment. Additionally, the Company capitalized approximately $3.1 million in deferred financing costs, presented within other assets on the consolidated balance sheet, which will be amortized on a straight-line basis through the maturity date. Debt issuance costs under the Prior Credit Agreement were presented as contra-liabilities within long term debt, net on the consolidated balance sheet. Borrowings under the Revolving Credit Facility bear interest based on a net leverage ratio using the Secured Overnight Financing Rate (“SOFR”), as outlined in the Credit Agreement. The interest rate on outstanding borrowings under the Revolving Credit Facility was 5.9% as of December 31, 2022. The carrying value of variable rate debt approximates fair value due to the short-term nature of the Company's interest rate elections.

The Revolving Credit Facility includes a maximum total net leverage ratio covenant set at 4.00:1.00; provided that following the consummation of a qualified acquisition, Cvent may elect to increase the total net leverage ratio to 4.50:1.00 for the fiscal quarter in which such qualified acquisition was consummated and for the next three consecutive fiscal quarters thereafter. Such step ups in connection with qualified acquisitions are limited to two times during the term of the Revolving Credit Facility.

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

As of December 31, 2022, the Company had $208.0 million outstanding borrowings under the Revolving Credit Facility. The Company had $292.0 million available for borrowing under the Revolving Credit Facility based on the outstanding balance as of December 31, 2022. The Company is in compliance with all covenants outlined in the Credit Agreement as of December 31, 2022 and currently has no required prepayments with respect to borrowings made under the Revolving Credit Facility prior to the maturity date of May 27, 2027.

Term Loan Facility

As of December 31, 2021, the Company had an outstanding balance of $265.7 million on the Company's variable rate first lien loan, (the “Term Loan Facility”) under the Prior Credit Agreement. The Term Loan Facility had a scheduled maturity date of November 30, 2024. As previously discussed in Note 1, during the fourth quarter of 2021 the Company completed the Reverse Recapitalization Transaction. Net proceeds from this transaction after deducting fees and expenses were approximately $523.0 million, $500.0 million of which was used to repay the outstanding principal indebtedness under our Prior Credit Agreement. As a result of the voluntary prepayment of the outstanding principal indebtedness under our Prior Credit Agreement, the Company recognized $7.2 million in loss on extinguishment of debt reflected in the Company's consolidated statement of operations associated with the write-off of debt issuance costs. Additionally, as noted above, in May 2022, the Company used proceeds from the Revolving Credit Facility, together with cash on hand, to repay all outstanding obligations under the Term Loan Facility. As a result, the Company recognized loss on extinguishment of debt related to unamortized debt issuance costs in the Company's Consolidated Statement of Operations and Comprehensive Loss of $3.2 million for the year ended December 31, 2022.

14. Leases

The Company enters into lease arrangements for office facilities under non-cancellable operating leases with various expiration dates. As of December 31, 2022 and 2021, the Company recognized operating lease liabilities of $30.8 million and $42.1 million, respectively, and right-of-use assets of $20.4 million and $28.4 million, respectively.

The tables below present information regarding the Company’s lease assets and liabilities (in thousands, except years and percentages):

	As of December 31,
	2022	2021
Assets:
Operating lease right-of-use assets	$20,398	$28,370
Liabilities:
Current
Operating lease liabilities	11,070	11,290
Long-term
Operating lease liabilities	19,712	30,809
	$30,782	$42,099

The components of lease expense for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating leases
Operating lease cost	$10,074	$13,361
Variable lease cost	1,839	2,036
Short-term lease rent expense	296	276
Less: Sublease income	(650)	(668)
Net rent expense	$11,559	$15,005

Other information related to leases were as follows (in thousands, except years and percentages):

	Year Ended December 31,
	2022	2021
Weighted-average remaining lease term – operating leases (in years)	2.91	3.75
Weighted-average discount rate – operating leases	6.0%	5.9%

	Year Ended December 31,
	2022	2021
Operating cash flows - operating leases	$13,274	$15,120
Right-of-use assets obtained in exchange for operating lease liabilities	$391	$1,541

Future minimum payments during the next five years and thereafter are as follows (in thousands):

2023	12,575
2024	11,100
2025	7,143
2026	2,262
Thereafter	524
Total	33,604
Less: present value discount	(2,822)
Operating lease liabilities	$30,782

Rent expense under operating leases was $9.2 million, $10.7 million, and $12.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

On July 31, 2021, the Company exercised an option to early terminate approximately 30,880 square feet of space at our Washington, D.C. office in exchange for paying a termination fee of $1.3 million. The modification was not accounted for as a separate contract.

Subleases

The Company subleases certain of its office facilities under operating leases with various expiration dates. Sublease income amounted to $0.7 million, $0.7 million, and $1.1 million for the years ended December 31, 2022, 2021, and 2020, respectively, and is recorded in General and administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

15. Commitments and Contingencies

a) Legal Proceedings, Regulatory Matters and Other Contingencies

The Company is, and from time to time may become involved in legal proceedings, regulatory matters or other contingencies in the ordinary course of its business. In its opinion, the Company is not presently involved in any legal proceeding, regulatory matter or other contingency that, if determined adversely to it, would individually or in the aggregate have a material adverse effect on its business, operating results, financial condition or cash flows.

b) Self-Insured Health Plan

The Company self-insures all its domestic employees for losses and liabilities related to health benefits. The Company’s accrued health benefits liability was $1.2 million and $1.2 million as of December 31, 2022 and 2021, respectively. All of the

Company’s international subsidiaries obtained health insurance for its employees through a third-party provider and did not self-insure for such losses for the years ended December 31, 2022 and 2021.

c) Purchase Commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting, technology operations and data services. Total non-cancellable purchase commitments as of December 31, 2022 were approximately $28.2 million expiring at various dates through 2026.

16. Related-Party Transactions

Vista Credit Partners had a balance of $19.2 million in the first lien loan as of December 31, 2021. This balance was fully repaid in conjunction with the termination of the Prior Credit Agreement (see Note 13 for further details).

The Company incurred $0.2 million, $0.1 million, and $0.1 million for consulting fees from Vista for the years ended December 31, 2022, 2021, and 2020 which are recorded in general and administrative expenses in the Company's Consolidated Statement of Operations and Comprehensive Loss. As of December 31, 2022 and 2021, respectively, less than $0.1 million and $0.1 million was included in accrued expenses in the Company's Consolidated Balance Sheet.

The Company also entered into transactions during 2022, 2021, and 2020 to sell services to other Vista controlled entities. The Company recognized $2.2 million, $1.3 million, and $1.4 million in revenue related to these transactions for the years ended December 31, 2022, 2021 and 2020, respectively. The Company also purchased software subscription and other services from Vista affiliates. The Company recognized $2.2 million, $2.0 million and $1.3 million in expenses for the years ended December 31, 2022, 2021 and 2020, respectively, related to these transactions.

17. Condensed Financial Information (Parent Company Only)

Parent Company Only

Condensed Balance Sheets

(in thousands, except share data)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$—	$—
Prepaid expense and other current assets	1,625	3,122
Total current assets	1,625	3,122
Investment in subsidiaries	1,609,377	1,626,334
Total assets	$1,611,002	$1,629,456
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued and other current liabilities	$137	$—
Total current liabilities	137	—
Due to subsidiaries	—	—
Total liabilities	137	0
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 1,500,000,000 shares authorized at December 31, 2022 and 2021, respectively; 488,296,792 and 481,121,695 shares issued and outstanding as of December 31, 2022 and 2021, respectively	49	48
Additional paid-in capital	2,571,424	2,483,761
Accumulated other comprehensive income/(loss)	(8,731)	(2,746)
Accumulated deficit	(951,877)	(851,607)
Total stockholders’ equity	1,610,865	1,629,456
Total liabilities and stockholders’ equity	$1,611,002	$1,629,456

Parent Company Only

Condensed Statements of Operations and Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Revenue	$—	$—	$—
Cost of revenue	—	—	—
Operating expenses	4,320	351	—
Other income/(expense), net	—	—	—
Loss before income taxes	(4,320)	(351)	—
Provision for/(benefit from) income taxes	—	—	—
Equity in net loss of subsidiaries	(95,950)	(85,728)	(83,733)
Net loss	$(100,270)	$(86,079)	$(83,733)
Other comprehensive income/(loss):
Foreign currency translation (loss)/gain	(5,985)	(2,793)	1,165
Comprehensive loss	$(106,255)	$(88,872)	$(82,568)

Basis of Presentation

The Company is a holding company with no material operations of its own that conducts substantially all of its activities through its subsidiaries. The 2022 parent-only financial statements above reflect the results of the Company, and 2021 and 2020 parent-only financial statements reflect the results of Legacy Cvent. The Company has no direct outstanding debt obligations. However, Cvent, Legacy Cvent and Papay Holdco, LLC (“Holdco”), each a wholly-owned subsidiary of the Company, are limited in their ability to declare dividends or make any payment on account of its capital stock to, directly or indirectly, fund a dividend or other distribution to the Company as a borrower and a parent guarantor, respectively, under the Company’s Credit Facilities, subject to limited exceptions, including, as of December 31, 2022, (1) certain stock repurchases subject to customary limitations and exceptions, (2) up to the greater of $25,000,000 and 20.0% of consolidated EBITDA (as defined in the agreement governing the Revolving Credit Facility) tested based on the four consecutive fiscal quarters of Holdco then last ended, subject to customary limitations and exceptions, (3) unlimited amounts subject to compliance with a 4.50 to 1.00 first lien net leverage ratio giving pro forma effect to any distribution and (4) payment of the Company’s overhead expenses. For a discussion of the Credit Facilities, refer to Note 13.

These condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Company’s investments in subsidiaries are presented under the equity method of accounting. A condensed statement of cash flows was not presented because the Company had no material operating, investing or financing cash flow activities for the years ended December 31, 2022, 2021, or 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As such, these parent-only statements should be read in conjunction with the accompanying notes to consolidated financial statements.

18. Subsequent Events

On March 14, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Capstone Borrower, Inc. (“Capstone Parent”), and Capstone Merger Sub, Inc., a wholly owned subsidiary of Capstone Parent (“Merger Sub”). Capstone Parent and Merger Sub are affiliates of investment funds affiliated with or managed by affiliates of Blackstone Inc. Pursuant to the Merger Agreement and subject to the satisfaction of customary closing conditions, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Capstone Parent (the “Merger”). If the Merger is consummated, the Company’s common stock (the “Company Common Stock”) will be delisted from the Nasdaq Global Market and deregistered under the Exchange Act. The transaction is valued at an enterprise value of approximately $4.6 billion.

The Merger Agreement provides, among other things, that upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Company Common Stock that is issued and outstanding as of immediately prior to the Effective Time (other than any shares of Company Common Stock that may be held by the Company as treasury stock or that are owned by Capstone Parent, Merger Sub or any other subsidiaries thereof, or any shares of common stock as to which appraisal rights have been properly exercised in accordance with Delaware law), will be automatically cancelled, extinguished and converted into the right to receive $8.50, without interest thereon.

In connection with the Merger, the Company expects to incur significant expenses. An estimate of those expenses cannot be made at this time.

The closing of the proposed Merger is subject to certain conditions, including the adoption of the Merger Agreement by stockholders representing a majority of the outstanding shares of Company Common Stock and the receipt of applicable regulatory approvals. The proposed Merger is expected to close mid-year 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022, the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting, within the time periods specified in the SEC's rules and forms, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders (“2023 Proxy Statement”), which will be filed with the SEC within 120 days after the year ended December 31, 2022, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our 2023 Proxy Statement, which will be filed with the SEC within 120 days after the year ended December 31, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our 2023 Proxy Statement, which will be filed with the SEC within 120 days after the year ended December 31, 2022, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our 2023 Proxy Statement, which will be filed with the SEC within 120 days after the year ended December 31, 2022, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our 2023 Proxy Statement, which will be filed with the SEC within 120 days after the year ended December 31, 2022, and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)

1.	The following consolidated financial statements and notes thereto are included in Part II, Item 8. “Financial Statements and Supplementary Data” included elsewhere in this Annual Report.
		Page
	Report of Independent Registered Public Accounting Firm	88

	Consolidated Financial Statements:

	Consolidated Balance Sheets as of December 31, 2022 and 2021	90

	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022, 2021 and 2020	91

	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020	92

	Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	93

	Notes to Consolidated Financial Statements	94

2.	Financial statement schedules have been omitted because they are not required, not applicable or the required information is included in the consolidated financial statements or notes thereto.

3.	The following is a list of the exhibits filed as part of this Annual Report.

Exhibit Index

Exhibit Number	Description
2.1

Business Combination Agreement, dated as of July 23, 2021, by and among Dragoneer, Redwood Opportunity Merger Sub, Inc., Redwood Merger Sub LLC and Papay Topco, Inc. (incorporated by reference to Annex A to Dragoneer’s Proxy Statement/Prospectus/Consent Solicitation filed on November 12, 2021).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2021).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 14, 2021).
4.1	Description of the Company's Securities (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed March 7, 2022).
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

10.6+	Cvent Holding Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 14, 2021).
10.7+	Form of Restricted Share Award (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 14, 2021).
10.8+	Form of RSU Award Agreement (Director) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 14, 2021).
10.9+	Form of RSU Award Agreement (Employee) (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 14, 2021).
10.10+	Cvent Holding Corp. 2021 Omnibus Incentive Plan Form of Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 3, 2022).
10.11+	Cvent Holding Corp. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on December 14, 2021).
10.12+†§

Letter Agreement, dated as of June 6, 2017, between Cvent, Inc. and Rajeev Aggarwal (incorporated by reference to Exhibit 10.14 to Dragoneer’s Proxy Statement/Prospectus/Consent Solicitation filed on November 12, 2021).

10.13+†§

Letter Agreement, dated as of June 6, 2017, between Cvent, Inc. and Charles Ghoorah (incorporated by reference to Exhibit 10.15 to Dragoneer’s Proxy Statement/Prospectus/Consent Solicitation filed on November 12, 2021).

10.14+†§	Letter Agreement, dated as of June 6, 2017, between Cvent, Inc. and David Quattrone (incorporated by reference to Exhibit 10.16 of the Proxy Statement/Prospectus/Consent Solicitation).
10.15+†§

Letter Agreement, dated as of October 3, 2020, between Cvent, Inc. and William Newman (incorporated by reference to Exhibit 10.17 to Dragoneer’s Proxy Statement/Prospectus/Consent Solicitation filed on November 12, 2021).

10.16*+†§	Letter Agreement, dated as of November 15, 2022, between Cvent, Inc. and Jeannette Koonce.
10.17+†§	Papay Topco, Inc. 2017 Stock Option Plan (incorporated by reference to Exhibit 10.19 to Dragoneer’s Proxy Statement/Prospectus/Consent Solicitation filed on November 12, 2021).
10.18

Master Services Agreement, effective as of November 29, 2016, by and between Vista Consulting Group, LLC and Cvent, Inc. (incorporated by reference to Exhibit 10.20 to Dragoneer’s Proxy Statement/Prospectus/Consent Solicitation filed on November 12, 2021).

10.19+	Papay Topco, Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to Dragoneer’s Proxy Statement/Prospectus/Consent Solicitation filed on November 12, 2021).

10.20

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

‡ Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

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

Date: March 14, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Rajeev K. Aggarwal	Chief Executive Officer and Director	March 14, 2023
Rajeev K. Aggarwal	(Principal Executive Officer)

/s/ William J. Newman, III	Chief Financial Officer	March 14, 2023
William J. Newman, III	(Principal Financial Officer and Principal Accounting Officer)

/s/ David Breach	Director	March 14, 2023
David Breach

/s/ Jim Frankola	Director	March 14, 2023
Jim Frankola

/s/ Betty Hung	Director	March 14, 2023
Betty Hung

/s/ Marcela Martin	Director	March 14, 2023
Marcela Martin

/s/ Sam Payton	Director	March 14, 2023
Sam Payton

/s/ Maneet Saroya	Chairman of the Board of Directors	March 14, 2023
Maneet Saroya

/s/ Nicolas Stahl	Director	March 14, 2023
Nicolas Stahl