Form 10-K/A
period 2022-12-31
CVENT HOLDING CORP.
filed 2023-05-01
CIK 1827075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares of Registrant’s Common Stock outstanding as of April 17, 2023 was 491,516,516.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Washington, District of Columbia	Auditor Firm ID:	PCAOB ID 238

CVENT HOLDING CORP.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2023 (the “Original Form 10-K”). We are filing this Amendment pursuant to General Instruction G(3) of Form 10-K to include the information required by Part III of Form 10-K that we did not include in the Original Form 10-K, as we do not intend to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2022. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak only as of the date of the Original Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original Form 10-K.

In this Annual Report, the terms the “Company,” “Cvent,” “we,” “us,” and “our” refer to Cvent Holding Corp. and its subsidiaries, unless the context indicates otherwise.

On December 8, 2021, we consummated the business combination (the “Reverse Recapitalization Transaction”) contemplated by the Business Combination Agreement, dated July 23, 2021, by and among Dragoneer Growth Opportunities Corp. II., a Cayman Islands exempted company and the predecessor company of the surviving company following the Reverse Recapitalization Transaction (“Dragoneer”), Papay Topco, Inc., a Delaware corporation (“Legacy Cvent”) and the remaining parties thereto, pursuant to which, among other things, each share and equity award of Legacy Cvent was exchanged for shares common stock of the Company or comparable equity awards that are settled or are exercisable for shares common stock of the Company, as applicable, based on an implied Legacy Cvent equity value of $4,467,973,959.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The name and age of each member of our board of directors (“Board”), their positions held with the Company (if any) and other biographical information as of April 28, 2023 is set forth below.

Maneet S. Saroya, age 43, joined our Board in November 2016 and became Chairman of our Board in December 2021. Mr. Saroya joined Vista Equity Partners, a leading global investment firm (“Vista”), in 2008. Mr. Saroya currently is a senior managing director of Vista, and Co-Head of the Vista Flagship Fund and sits on the Vista Flagship Funds’ Investment Committee. Prior to joining Vista, Mr. Saroya worked as a senior research analyst for JMP Securities, where he provided research for buy-side clients on public on-demand (SaaS) companies. Mr. Saroya previously worked as an associate for the enterprise software and applications team. Before his time with JMP, Mr. Saroya worked for Siebel Systems in a sales capacity for the CRM On Demand division. Prior to Siebel, Mr. Saroya worked for Cisco Systems in various operations roles. Mr. Saroya has served on the board of directors of PowerSchool Holdings, Inc., a provider of software and cloud-based K-12 education solutions (NYSE: PWSC) (“PowerSchool”), where he is co-chairman, since July 2021, and serves on the board of directors of the following privately-held Vista portfolio companies: Advanced, Allvue Systems, Apptio, Drift, Finastra, Gainsight, iCIMS, Infoblox, Mindbody, Olive, Pipedrive, Pluralsight, Salesloft, Solera, TIBCO, Upside and Xactly. Mr. Saroya received a B.S., magna cum laude, in Computer Engineering from California Polytechnic State University. We believe that Mr. Saroya’s extensive experience in the areas of corporate strategy, technology, finance and private equity qualifies him to serve on our Board.

Rajeev Aggarwal, age 53, is the founder of Cvent and has served as its Chief Executive Officer since September 1999. Mr. Aggarwal joined our Board in September 1999. From September 1999 until November 2016, when Vista acquired Cvent, Mr. Aggarwal served as Chairman of our Board. Mr. Aggarwal received a B.S. in Finance from the University of Virginia, a J.D. from Washington and Lee University School of Law and an L.L.M. from Georgetown University Law Center. Mr. Aggarwal is a leading voice in the meetings and events industry, and we believe that his extensive knowledge of Cvent as its founder qualifies him to serve on our Board.

David Breach, age 56, joined our Board in December 2021. Mr. Breach has held several executive leadership positions with Vista, including as President and Chief Operating Officer of Vista since August 2021, and Chief Operating Officer and Chief Legal Officer from January 2015 to August 2021. Mr. Breach has served on the board of Jamf Holding Corp., a software company specializing in Apple infrastructure and security (NASDAQ: JAMF), since July 2020, and serves on the board of directors of the following privately-held Vista portfolio companies: EagleView, Solera and Stats Perform. Before joining Vista, Mr. Breach was a Senior Corporate Partner at the law firm Kirkland & Ellis LLP. Mr. Breach received a B.B.A. in Marketing from Eastern Michigan University and a J.D., magna cum laude, from the University of Michigan Law School. We believe Mr. Breach’s extensive experience in corporate strategy, private equity and board leadership qualifies him to serve on our Board.

Jim Frankola, age 58, joined our Board in December 2021. Mr. Frankola has served as a Strategic Advisor to Cloudera, Inc., an enterprise data cloud company, since October 2021. Mr. Frankola was Chief Financial Officer of Cloudera between October 2012 and October 2021, overseeing Cloudera’s finance, accounting, data and information technology functions. Prior to joining Cloudera, Mr. Frankola was Chief Financial Officer of Yodlee, a provider of cloud-based personal financial management solutions, from June 2010 to September 2012. Mr. Frankola also served as Chief Financial Officer of Ariba, a software and information technology services company, from 2001 to 2008. Mr. Frankola has served on the board of directors of Ansys, Inc., an engineering simulation software and services company (NASDAQ: ANSS) since March 2021. Mr. Frankola received a B.S. in Accounting from Pennsylvania State University and an M.B.A. from New York University’s Stern School of Business. We believe that Mr. Frankola’s extensive experience working as a financial executive with cloud-based technology and software companies qualifies him to serve on our Board.

Betty Hung, age 52, joined our Board in November 2016. Ms. Hung is a managing director at Vista. Ms. Hung joined Vista in January 2007, and during her tenure she has been an Operating Senior Vice President, served as Chief Financial Officer of SumTotal Systems, Inc. and was previously Chief Operating Officer of Vista Consulting Group. Prior to joining Vista, Ms. Hung was Chief Financial Officer of OSIsoft, Inc., a privately-held software company, from July 2003 to July 2006. Ms. Hung has also worked for Goldman Sachs & Co. as a Vice President in the High Technology Group, as well as High Technology Group as a business unit manager. Ms. Hung has served on the board of directors of PowerSchool since July 2021, and serves on the board of the following privately-held Vista portfolio companies: Advanced, CentralSquare, EAB, EagleView, Finastra, Pipedrive, TIBCO and Xactly. Ms. Hung earned a B.A., cum laude, in Economics and Chinese studies from Wellesley College and an M.P.P.M. with a concentration in Finance from Yale School of Management. We believe that Ms. Hung’s executive management experience as well as her extensive experience in the areas of finance, financial accounting, business transactions and mergers and acquisitions qualify her to serve on our Board.

Marcela Martin, age 51, joined our Board in December 2021. Ms. Martin has been the President of Buzzfeed, Inc., a digital media company (NASDAQ: BZFD), since August 2022. Prior to joining Buzzfeed, Ms. Martin was Chief Financial Officer of Squarespace, Inc., a website building and hosting company (NYSE: SQSP), from November 2020 to August 2022. Ms. Martin was Chief Financial Officer for Booking.com, a digital travel company, from January 2019 to November 2020, leading the company’s finance function and overseeing finance operations, corporate development and mergers and acquisitions. From January 2016 to December 2018, Ms. Martin was Executive Vice President and Chief Financial Officer of National Geographic. Between November of 1998 and December of 2015, Ms. Martin held positions with Fox International Channels, including Executive Vice President for Finance and Chief Financial Officer. Ms. Martin has served on the board of directors of Chegg, Inc., an education technology company (NYSE: CHGG), since September 2021. Ms. Martin received an M.B.A. from the University of Liverpool. Ms. Martin graduated as a certified public accountant from Universidad de Morón. We believe Ms. Martin’s experience working as an executive financial operations leader and her skills related to emerging technology companies qualify her to serve on our Board.

Sam Payton, age 35, joined our Board in December 2021. Mr. Payton joined Vista in 2015 and is currently a Senior Vice President in the Vista Flagship Fund. Mr. Payton currently serves on the board of directors of two privately-held Vista portfolio companies, PlanSource Holdings, Inc. and EAB Global, Inc., and is also actively involved with Vista’s investments in Alegeus Technologies, LLC, Jio Platforms Ltd. and Xactly. Prior to joining Vista, Mr. Payton worked at Odyssey Investment Partners, a middle-market private investment firm. Mr. Payton also worked at Bank of America Merrill Lynch earlier in his career as an associate in the Financial Sponsors Group. Mr. Payton earned a B.A. in Economics from Duke University and an M.B.A. from The Fuqua School of Business at Duke University. We believe that Mr. Payton’s experience in the areas of corporate strategy, technology, finance and private equity qualifies him to serve on our Board.

Nicolas Stahl, age 36, joined our Board in May 2019. Mr. Stahl joined Vista in July 2012 and is currently a Senior Vice President in the Vista Flagship Fund. Mr. Stahl serves on the board of directors of Advanced, a privately-held Vista portfolio company, and is actively involved with Vista’s investment in PowerSchool. Mr. Stahl was previously involved with Vista’s investments in Active Network, MindBody, Numerator and SumTotal. Prior to joining Vista, Mr. Stahl worked in investment banking at Financial Technology Partners. Mr. Stahl earned a B.S. and an M.S. in Finance at Daniels College of Business at the University of Denver. Mr. Stahl is a CFA Charterholder. We believe that Mr. Stahl’s experience in the areas of corporate strategy, technology, finance, board leadership and private equity qualifies him to serve on our Board.

Audit Committee

Our Board has a separately-designated standing Audit Committee comprised of Mr. Frankola and Ms. Martin, with Mr. Frankola serving as chair of the committee. Our Board has affirmatively determined that each of Mr. Frankola and Ms. Martin meets the definition of “independent director” for purposes of serving on an Audit Committee under Rule 10A-3 of the Exchange Act and the applicable listing standards of the Nasdaq Global Market (“Nasdaq”). Our Board has determined that Mr. Frankola qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Additionally, uor Board has determined that both Mr. Frankola and Ms. Martin satisfy Nasdaq’s financial sophistication requirement due to their financial and executive experience at several companies.

Executive Officers

Below is a list of the names, ages, positions, and a brief account of the business experience of the individuals who serve as executive officers of Cvent as of April 28, 2023:

Name	Age	Position
Rajeev Aggarwal	53	Founder, Chief Executive Officer and Director
Charles Ghoorah	53	Co-founder, President of Worldwide Sales and Marketing
David Quattrone	50	Co-founder, Chief Technology Officer
William Newman, III	48	Senior Vice President and Chief Financial Officer
Jeannette Koonce	50	General Counsel and Corporate Secretary

Rajeev Aggarwal is our Founder, Chief Executive Officer and a member of our Board. His biography can be found above under “Board of Directors.”

Charles Ghoorah is a co-founder of Cvent. Since September 2014, he has served as our President of Worldwide Sales and Marketing. Mr. Ghoorah served from 2003 to 2014 as Executive Vice President of Sales and Marketing and from 1999 to 2002 as Senior Vice President of Sales and Marketing. Prior to joining Cvent, Mr. Ghoorah was an attorney at Hale & Dorr, an associate director at the Advisory Board Company and an attorney at Williams & Connolly. Mr. Ghoorah received B.A., M.A. and J.D. degrees from Duke University.

David Quattrone is a co-founder of Cvent. Since 2008, he has served as our Chief Technology Officer. Mr. Quattrone served from 2003 to 2008 as Vice President of Product Development and from 1999 to 2002 as Director of Product Development.

Prior to joining Cvent, Mr. Quattrone worked at First Consulting Group, E.J. Bell Systems and co-founded Network Resources Group. Mr. Quattrone received B.S. degrees in electrical engineering and economics from the University of Pennsylvania and an M.B.A. from the University of Maryland.

William Newman, III has served as Senior Vice President and Chief Financial Officer of Cvent since September 2018, including on an interim basis from September 2018 to August 2020. From August 2014 to September 2018, he served as Vice President of Financial Planning and Analysis. Before joining Cvent in 2014, Mr. Newman was Vice President of Finance at Online Resources Corporation, a provider of online banking and full-service bill pay solutions, from August 2002 to June 2013. He began his career as a consultant in the Financial Advisory Services Group at PricewaterhouseCoopers. Mr. Newman received a B.S. in Finance and Accounting and an M.S. in Accounting from the University of Virginia.

Jeannette Koonce has served as General Counsel and Corporate Secretary of Cvent since May 2022. Prior to joining Cvent, Ms. Koonce served at CoStar Group, Inc., an online real estate marketplaces, information and analytics provider for the commercial and residential property markets, as Interim General Counsel and Corporate Secretary from July 2021 until March 2022, as Chief Compliance Officer and Assistant Secretary from January 2020 to July 2021 and from March 2022 to April 2022, and as Deputy General Counsel and Assistant Secretary from January 2006 to January 2020. Ms. Koonce previously was a corporate, securities and mergers and acquisitions Associate at Venable LLP in Washington, D.C. Ms. Koonce received a B.A. from Boston College and a J.D. from the College of William & Mary.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. We have also adopted a Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer, the Chief Financial Officer, the principal accounting officer, the controller and all other persons performing similar functions. Our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers are available on our website at https://investors.cvent.com. We intend to disclose any amendments to such codes, or any waivers by our Board of their respective requirements for any our directors or executive officers, on our website to the extent required by SEC or Nasdaq rules.

Item 11. Executive Compensation

Unless we state otherwise or the context otherwise requires, in this Item 11. “Executive Compensation,” the terms “Cvent,” “we,” “us,” “our,” and the “Company” refer to Legacy Cvent and its consolidated subsidiaries for the period up to the Reverse Recapitalization Transaction, and to Cvent Holding Corp. and its consolidated subsidiaries for all periods following the Reverse Recapitalization Transaction.

Compensation Discussion and Analysis

The purpose of this Compensation Discussion and Analysis is to provide information about the material elements of compensation that are paid, awarded to, or earned by, our “named executive officers,” who consist of our principal executive officer, principal financial officer, and our three other most highly compensated executive officers. For the year ended December 31, 2022 (“fiscal year 2022”), our named executive officers and their positions were as follows:

•
Rajeev Aggarwal, Founder, Chief Executive Officer and Director;
•
William Newman, III, Senior Vice President and Chief Financial Officer;
•
Charles Ghoorah, Co-founder, President of Worldwide Sales and Marketing;
•
David Quattrone, Co-founder, Chief Technology Officer; and
•
Jeannette Koonce, General Counsel and Corporate Secretary.(1)

(1)	Ms. Koonce joined Cvent as its General Counsel and Corporate Secretary in May 2022.

Compensation Philosophy and Objectives

The Compensation and Nominating Committee of our Board (the “Compensation and Nominating Committee”) reviews and approves the compensation of our named executive officers and oversees and administers Cvent’s executive compensation programs and initiatives. We strive to create an executive compensation program that balances short-term versus long-term payments and awards, cash payments versus equity awards, and fixed versus contingent payments and awards in ways that we believe are most appropriate to motivate our executive officers. Our executive compensation program is designed to:

•
attract and retain talented and experienced executives in our industry;
•
reward executives whose knowledge, skills, and performance are critical to our success;
•
align the interests of our executives and stockholders by motivating executives to increase stockholder value and rewarding executives when stockholder value increases;
•
ensure fairness among the executive management team by recognizing the (i) function and subject matter expertise each executive performs and (ii) contributions each executive makes to our success;
•
foster a shared commitment among executives by aligning their individual goals with the goals of the executive management team and the Company; and
•
compensate our executives in a manner that incentivizes them to manage our business to meet our long-range objectives.

To achieve these objectives, we expect to maintain our current compensation plans, while making necessary adjustments to remain competitive in a demanding employment market, and to tie a substantial portion of the executives’ overall compensation to the attainment of key strategic financial and operational goals. Our pillar goals as a company are smart growth, customer centricity, product innovation and global scale. We seek to ensure that all incentives are aligned with our stated compensation philosophy of providing compensation commensurate with performance.

Setting Compensation

Role of Our Board, Compensation and Nominating Committee and Named Executive Officers

The Compensation and Nominating Committee oversees and administers our executive compensation arrangements. The Compensation and Nominating Committee meets outside the presence of our executive officers, including our named executive officers, to consider appropriate compensation for our Chief Executive Officer. With respect to compensation decisions regarding our named executive officers other than our Chief Executive Officer, the Compensation and Nominating Committee meets outside the presence of all executive officers except our Chief Executive Officer. Our Chief Executive Officer reviews annually each other named executive officer’s performance with the Compensation and Nominating Committee and recommends appropriate base salary, cash performance awards, and grants of long-term equity incentive awards for all other executive officers. Based upon the recommendations of our Chief Executive Officer, in consultation with our independent compensation consultant (as further described below), and in consideration of the objectives and principles described in this Compensation Discussion and Analysis, the Compensation and Nominating Committee approves the annual compensation packages of our executive officers other than our Chief

Executive Officer. The Compensation and Nominating Committee also annually analyzes our Chief Executive Officer’s performance and determines his base salary, cash performance awards and grants of long-term equity incentive awards based on its assessment of his performance, in consultation with our independent compensation consultant.

Role of the Independent Compensation Consultant

Pursuant to the authority granted to it under its charter, for fiscal year 2022, the Compensation and Nominating Committee engaged Sequoia Consulting Group (“Sequoia”), an independent compensation consultant, to provide it with expertise on executive compensation-related matters, including, without limitation, the development of a peer group for compensation-setting purposes, and advice on compensation program design. Sequoia reports directly to the Compensation and Nominating Committee, and does not provide any additional services to the Company’s management. The Compensation and Nominating Committee conducted an independence assessment of Sequoia in accordance with applicable SEC and Nasdaq rules, and concluded that Sequoia was independent and that there were no conflicts of interest between the Company and Sequoia.

Compensation Peer Group

As described above, the Compensation and Nominating Committee engaged Sequoia to assess competitive pay levels and to establish a compensation peer group for fiscal year 2022. For our compensation peer group, the Compensation and Nominating Committee, in consultation with Sequoia, selected companies based on the following criteria: (i) companies in the systems software, data management or business planning industry, (ii) companies with which we compete for talent, and (iii) companies with comparable market capitalization and revenues. Based on these criteria, the Compensation and Nominating Committee, in consultation with Sequoia, approved the following compensation peer group companies for 2022.

2022 Compensation Peer Group
2U, Inc.	Avalara, Inc.	Everbridge, Inc.	Paylocity Holding Corporation
Alarm.com, Inc.	BlackLine, Inc.	Five9, Inc.	Rapid7
Altair Engineering Inc.	Box, Inc.	Mimecast Limited	Sailpoint Technologies
Alteryx, Inc.	CCC Intelligent Solutions Holdings Inc.	Momentive Global Inc.	Smartsheet
Anaplan, Inc.	Coupa Software Incorporated	New Relic, Inc.	TripAdvisor
AppFolio, Inc.	E2open Parent Holdings, Inc.

Risk Management

We have determined that any risks arising from our compensation programs and policies are not reasonably likely to have a material adverse effect on Cvent. Cvent’s compensation programs and policies mitigate risk by combining long-term compensation elements with payouts that are highly correlated to the value delivered to stockholders. The combination of corporate performance measures for annual bonuses and the equity compensation programs for executive officers, which include multi-year vesting schedules for equity awards, encourages employees to maintain both a short- and a long-term view with respect to Company performance.

Elements of Compensation

Our current executive compensation program, which was set by the Compensation and Nominating Committee, consists of the following components:

•
annual base salary;
•
annual cash incentive bonuses linked to overall corporate performance;
•
periodic grants of long-term equity-based compensation, such as time-based stock options and/or restricted stock units;
•
other executive benefits and perquisites; and
•
employment letter agreements, which contain certain termination benefits.

Pay Mix

We utilize the particular elements of compensation described above because we believe that it provides a well-proportioned mix of secure compensation, retention value, and at-risk compensation that produces short-term and long-term performance incentives and rewards. By following this approach, we provide our executives a measure of security in the minimum expected level of compensation, while motivating our executives to focus on the attainment of business metrics that will produce a high level of short-term and long-term performance for Cvent and long-term wealth creation for the executives, as well as reducing the risk of recruitment of our top executive talent by others.

For our named executive officers, the mix of compensation is weighted toward at-risk pay (annual incentives and long-term incentives), with the base salary component of total compensation generally below 50%. We consider compensation to be “at-risk” if it is subject to performance-based payment and/or vesting conditions. We believe this pay-for-performance approach aligns the interests of our named executive officers who provide services to us with those of our stockholders. Our executive compensation programs are designed to attract and retain individuals with the background and skills necessary to successfully execute our business model in a demanding environment, to motivate those individuals to reach near-term and long-term goals in a way that aligns their interests with those of our stockholders and to reward success in reaching such goals. Maintaining this pay mix results fundamentally in a pay-for-performance orientation for our executives, which is aligned with our stated compensation philosophy of providing compensation commensurate with corporate performance and stockholder value.

Base Salary

Each of our named executive officers is paid an annual base salary, which provides a fixed element of compensation. Our named executive officers’ base salaries depend on their position within Cvent and its subsidiaries, the scope of their responsibilities, the period during which they have been performing those responsibilities, and their overall performance. Base salaries are reviewed annually by the Compensation and Nominating Committee and are generally adjusted to realign salaries with market levels after taking into account, in consultation with Sequoia, individual responsibilities, performance and experience, internal pay equity, market data and available peer group company data, as applicable. The Compensation and Nominating Committee considers the full spectrum of these factors in determining any base salary increases, and does not assign a specific weighting to any particular factor. The Compensation and Nominating Committee does not benchmark compensation to any particular level or range as compared to the compensation peer group.

In February 2022, the Compensation and Nominating Committee reviewed the base salaries of our then-current executive officers, taking into account the factors described above and approved the following annual base salaries for fiscal year 2022, effective as of March 1, 2022, to better align their base salaries with peer companies, performance and level of experience:

Named Executive Officer	2021 Annual Base Salary ($)(1)	2022 Annual Base Salary ($)(1)
Rajeev Aggarwal	477,750	496,860
William Newman, III	314,600	363,214
Charles Ghoorah	378,896	390,263
David Quattrone	480,186	499,393
Jeannette Koonce(2)	—	400,000

(1)	Effective as of March 1 of the applicable year.
(2)

Ms. Koonce’s annual base salary, among other terms, was set following arm’s length negotiations with the Company and memorialized in her employment letter agreement. For fiscal year 2022, pursuant to her annual base salary rate of $400,000, Ms. Koonce received a pro rata portion equal to $250,000, reflecting her service with Cvent beginning in May 2022.

Annual Bonus

Our named executive officers are hired to lead and grow our organization and, accordingly, we believe that a portion of our named executive officers’ compensation should be tied to our overall performance. We maintain an annual incentive cash bonus program for senior management (which we refer to as the “management incentive plan”), which emphasizes pay-for-performance by providing our named executive officers with the opportunity to earn an annual bonus, which, for fiscal year 2022, was based on company performance goals established by our Compensation and Nominating Committee.

In fiscal year 2022, in consultation with Sequoia, our Compensation and Nominating Committee set the target amounts for the annual cash bonuses for each of our named executive officers for fiscal year 2022. Actual bonus amounts to be paid out under the management incentive plan for fiscal year 2022 were based on the level of achievement of company bookings, revenue and adjusted EBITDA margin, as further described below. Based on overall company performance across the designated corporate metrics under the fiscal year 2022 management incentive plan, the Compensation and Nominating Committee certified achievement resulting in a weighted payout of approximately 74.7% of the incentive target amounts for fiscal year 2022, as further described below.

2022 Performance Targets

The Compensation and Nominating Committee determines the performance metrics and the performance goals for our management incentive program on an annual basis, based on input from our management and review of our annual operating plan. Our performance goals are set to be challenging yet achievable. For the fiscal year 2022 management incentive plan, the Compensation and Nominating Committee chose the performance metrics set forth in the table below, which it believed were directly tied to the strength of our business and thus were a measurable determinant of Cvent's overall success. The Compensation and Nominating Committee approved these performance goals with respect to each performance metric based on our annual operating plan. Under the fiscal year 2022 management incentive program, achievement of threshold, target and maximum performance goals would have resulted in aggregate payouts equal to 50%, 100% and 150%, respectively, of an individual’s target bonus opportunity, for the respective performance goal. No cash award was payable with respect to any particular performance metric if the achievement was below the threshold performance goal, and payout was capped at 150% of an individual’s target bonus opportunity. Achievement between the performance levels set forth in the table below was determined based on linear interpolation. Percentage achievement of each performance goal was then multiplied by the applicable weighting for such performance goal and added together to determine the total percentage payout of the target amount.

Performance Goal	Weighting	Threshold	Target	Maximum
Bookings(1)	33%	$696.7M	$711.0M	$725.2M
Revenue	33%	$624.5M	$637.2M	$650.0M
Adjusted EBITDA margin(2)	33%	8.5%	8.7%	8.9%

(1)

Bookings is defined as the annual contract value of new client contracts, upsell and cross-sell contracts, renewal contracts, the anniversary value of multi-year contracts and other transactional items.

(2)

Adjusted EBITDA for the purposes of the 2022 management incentive plan represents Adjusted EBITDA as defined in the Original 10-K further adjusted for capitalized software development costs, which are equal to the amount of capitalized software development costs disclosed in the investing activities section of the Statement of Cash Flows included in the Original Form 10-K. Adjusted EBITDA margin represents such adjusted EBITDA divided by revenue.

2022 Annual Bonuses

In March 2023, the Compensation and Nominating Committee assessed Cvent's performance against the performance goals set under the 2022 management incentive plan and certified that the Company had achieved approximately 94% of its bookings target, approximately 99% of its revenue target, and approximately 110% of its adjusted EBITDA margin target, each as described above under “—2022 Performance Targets.” Accordingly, the weighted payout of the 2022 incentive cash bonuses to our named executive officers was approximately 74.7% of the target amount.

The table below sets forth the target cash bonuses (as both a percentage of base salary and a dollar amount based on the named executive officer’s base salary as of December 31, 2022) and the actual bonus payment amounts for each of our named executive officers for fiscal year 2022:

Named Executive Officer	Annual Bonus Target (%)	Annual Bonus Target ($)	Annual Bonus Payout ($)
Rajeev Aggarwal	35.6%	176,904	132,066
William Newman, III	30.8%	111,786	83,453
Charles Ghoorah	43.4%	169,358	126,433
David Quattrone	35.1%	175,463	130,990
Jeannette Koonce(1)	31.3%	125,000	58,803

(1)	Ms. Koonce’s 2022 annual bonus payment was prorated to reflect her joining Cvent in May 2022.

Sales Commissions

In addition to an annual bonus as described above, Mr. Ghoorah is also eligible for commissions pursuant to Cvent’s Sales Incentive Compensation Plan (“SICP”). The annual target commissions amount under the SICP in fiscal year 2022 for Mr. Ghoorah was $214,589. Mr. Ghoorah’s achievement rate under the SICP was approximately 80% of target for fiscal year 2022. The SICP incentivizes our sales personnel to grow Cvent’s business and generate revenues. Commission targets are set to provide challenging but achievable goals to motivate our employees to maintain their focus on sales of Cvent’s Event Cloud and Hospitality Cloud solutions, Cvent’s primary sources of revenue, including upselling and cross-selling additional solutions to our existing customer base. Mr. Ghoorah’s annual target commissions amount under the SICP for fiscal year 2022 was based on the fiscal year 2022 budget.

Commissions under the SICP are paid quarterly as an advance for the measurable period of the related customer contract. Commissions are reconciled in the event of contract cancellations and other occurrences such as customer non-payments, contract errors and renegotiations. If there is a reduction in contract value at any time or if an overpayment has otherwise been identified, commissions must be repaid to Cvent and/or any advance commission paid will be reclaimed against future advances
.

Long-Term Incentive Compensation

Our Chief Executive Officer and our Board believe that equity-based compensation is an important component of our executive compensation program and that providing a significant portion of our named executive officers’ total compensation package in equity-based compensation aligns the incentives of our executives with the interests of our stockholders and with our long-term corporate success. Additionally, our Chief Executive Officer and our Board believe that equity-based compensation awards enable us to attract, motivate, retain, and adequately compensate executive talent. To that end, we have awarded our executives with equity-based compensation in the form of stock options (“Options”) pursuant to the Papay Topco, Inc. 2017 Stock Option Plan (the “2017

Option Plan”) and the Cvent Holding Corp. 2021 Omnibus Incentive Plan (the “2021 Plan”) and/or time-based restricted stock units (“RSUs”) pursuant to the 2021 Plan. Our Chief Executive Officer and our Board believe equity awards with time-based vesting provide employees with a significant long-term interest in our success by rewarding the creation of stockholder value over time.

For fiscal year 2022, our Compensation and Nominating Committee, in consultation with Sequoia, determined the size, terms and conditions of the equity awards granted to our named executive officers under the 2021 Plan. In February 2022, the Compensation and Nominating Committee approved an annual grant of Options and RSUs under the 2021 Plan to Messrs. Aggarwal, Newman, Ghoorah and Quattrone, and in May 2022, in connection with her joining the Company as its General Counsel and Corporate Secretary, the Compensation and Nominating Committee approved a grant of RSUs under the 2021 Plan to Ms. Koonce. The material terms of such 2022 equity grants are described below:

Named Executive Officer	Grant Date	Vesting Commencement Date	Grant Date Fair Value of Stock Awards(1)	Grant Date Fair Value of Option Awards(1)
Rajeev Aggarwal	2/28/2022	3/12/2022	7,590,426	7,090,683
William Newman, III	2/28/2022	3/12/2022	2,191,516	511,804
Charles Ghoorah	2/28/2022	3/12/2022	3,675,364	1,471,446
David Quattrone	2/28/2022	3/12/2022	3,675,364	1,471,446
Jeannette Koonce	5/19/2022	5/16/2022	537,360	—

(1)

The amounts reported in these columns represent the grant date fair value of the RSUs and Options granted to our named executive officers under the 2021 Plan in fiscal year 2022, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). The assumptions used in calculating the grant date fair value of the RSUs and Options are set forth in Notes 2 and 12 to the consolidated financial statements included in the Original Form 10-K.

The Options and RSUs listed in the table above generally vest over the course of four years, with 50% of the award vesting on the second anniversary of the applicable vesting commencement date and the remainder of the award vesting in two equal installments on each of the third and fourth anniversaries of the applicable vesting commencement date, subject to the executive’s continued employment through each applicable vesting date.

Cash to RSU Conversion

Pursuant to the Papay Topco, Inc. Long-Term Incentive Plan (the “LTIP”), in fiscal year 2020, Mr. Newman was awarded a cash bonus (the “Newman Cash Incentive”) that vests upon a “qualified event” or a “sale of the company” (each as defined in the LTIP), which did not include the Reverse Recapitalization Transaction, subject to his continued employment through such date, where Vista realizes a specified return on its invested capital (the “total equity return multiple”) as a result of such qualified event or sale of the company. The amount of the Newman Cash Incentive would be more or less than the target amount awarded depending on the total equity return multiple.

On February 28, 2022, the Compensation and Nominating Committee approved a plan allowing employees to convert such cash bonuses granted under the LTIP into RSUs granted under the 2021 Plan in exchange for the cancellation of such outstanding cash bonuses. Mr. Newman elected to convert the Newman Cash Incentive, effective as of April 15, 2022, and was subsequently granted 20,786 RSUs under the 2021 Plan, of which 25% vested on June 9, 2022, 50% vested on March 31, 2023, and 25% will vest on March 31, 2024, subject to his continued employment through each applicable vesting date.

Other Executive Benefits and Perquisites

We provide the following benefits to our named executive officers on the same basis as other eligible employees:

•
health insurance;
•
vacation, personal holidays and sick days;
•
life insurance and supplemental life insurance;

•
short-term and long-term disability; and
•
a 401(k) plan with matching contributions.

We believe these benefits are generally consistent with those offered by other companies and specifically with those companies with which we compete for employees.

Agreements with Our Named Executive Officers

We are party to employment letter agreements with each of our named executive officers. Such employment letter agreements provide for compensatory payments and benefits upon certain termination events. For a more complete description of our obligations under such employment letter agreements in the event of a termination of employment, please see the section below entitled “—Potential Payments Upon Termination or Change in Control—Employment Letter Agreements.”

Clawback Policy

The Compensation and Nominating Committee is reviewing the final rules issued by the SEC implementing the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act relating to recoupment of incentive-based compensation, and plans to adopt a clawback policy to comply with the listing standards of Nasdaq in accordance with the final rules, once they are in effect.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2022, our Compensation and Nominating Committee was comprised of Betty Hung, Maneet S. Saroya and Nicolas Stahl. None of the members of our Compensation and Nominating Committee is an officer or employee of the Company. None of our executive officers currently serves, or in fiscal year 2022 served, as a member of the Board or Compensation Committee of any entity that has one or more executive officers serving on our Board or Compensation and Nominating Committee.

Compensation Committee Report

The Compensation and Nominating Committee has reviewed and discussed the Company’s Compensation Discussion and Analysis with management. Based upon such review and discussions, the Compensation and Nominating Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Respectfully submitted by:

Betty Hung (Chair)

Maneet S. Saroya

Nicolas Stahl

Summary Compensation Table

The following table sets forth certain information regarding the compensation of our named executive officers for fiscal years 2022, 2021 and 2020.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)
Rajeev Aggarwal	2022	493,675	—	7,590,426	7,090,683	132,066	3,500	15,310,350
Chief Executive Officer and Director	2021	473,958	—	—	20,541,389	182,858	2,625	21,200,830
	2020	235,454	—	—	—	149,850	3,500	388,804
William Newman, III	2022	355,112	—	2,342,037	511,804	83,453	3,160	3,295,566
SVP & Chief Financial Officer	2021	309,833	11,660	—	1,283,836	92,235	2,625	1,700,189
	2020	268,840	39,000	—	—	72,150	1,072	381,062
Charles Ghoorah,	2022	390,263	—	3,675,364	1,471,446	298,127	3,500	5,838,700
President of Worldwide Sales and Marketing	2021	375,830	46,588	—	6,161,495	502,978	2,625	7,089,516
	2020	302,820	64,890	—	—	350,541	3,500	721,751
David Quattrone	2022	496,192	—	3,675,364	1,471,446	130,990	3,500	5,777,492
Chief Technology Officer	2021	476,375	36,938	—	6,161,495	178,837	2,625	6,856,270
	2020	411,588	80,340	—	—	151,039	3,500	646,467
Jeannette Koonce(7)	2022	250,000	—	537,360	—	58,803	—	846,163
VP, General Counsel & Corporate Secretary	2021	—	—	—	—	—	—	—
	2020	—	—	—	—	—	—	—

(1)

The amounts reported in the “Salary” column are the salaries actually paid to our named executive officers for fiscal years 2022 and 2021. During fiscal year 2020, base salary reductions were implemented by Cvent in response to the impact of the COVID-19 pandemic effective July 1, 2020. As of January 1, 2021, the salary reductions were reversed.

(2)

The amounts reported in the “Bonus” column for fiscal year 2021 reflect special retention bonus payment amounts, which were paid in fiscal year 2021 as partial compensation for 2020 base salary reductions to all Vice President and above employees of the Company, including the fiscal year 2021 named executive officers (other than the Chief Executive Officer). The amounts reported in the “Bonus” column for fiscal year 2020 reflect special retention bonus payment amounts, which were paid in fiscal year 2020 to all Company employees, including the fiscal year 2020 named executive officers (other than the Chief Executive Officer).

(3)

The amounts reported in the “Stock Awards” column represent the grant date fair value for the RSUs granted to our named executive officers in the applicable fiscal year, as computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the RSUs reported are set forth in Notes 2 and 12 to the consolidated financial statements included in the Original Form 10-K.

(4)

The amounts reported in the “Option Awards” column represent the grant date fair value for the Options granted to our named executive officers in the applicable fiscal year, as computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the Options reported in the “Option Awards” column are set forth in Notes 2 to the consolidated financial statements included in the Original Form 10-K.

(5)

The amounts reported in the “Non-Equity Incentive Plan Compensation” column reflect the annual performance-based cash bonus amounts earned by each of our named executive officers under our management incentive plan in respect of the applicable fiscal year. As discussed above in “Compensation Discussion and Analysis—Elements of Compensation—Annual Bonus,” for fiscal year 2022 our named executive officers earned an averaged 74.7% of their respective 2022 target annual performance-based cash bonuses. For fiscal year 2021, Messrs. Aggarwal, Ghoorah, Quattrone and Newman earned 107.5%, 106.5%, 106% and 107.5% of their 2021 target annual performance-based cash bonuses, respectively. For fiscal year 2020, Messrs. Aggarwal, Ghoorah, Quattrone and Newman earned 92.5%, 93.5%, 94% and 92.5% of their 2020 target annual performance-based cash bonuses, respectively. Additionally, the amounts reported in this column for Mr. Ghoorah reflect the actual amount earned by Mr. Ghoorah under the SICP for each applicable fiscal year ($171,694 in fiscal year 2022, $358,885 in fiscal year 2021 and $229,197 in fiscal year 2020). See “Compensation Discussion and Analysis—Elements of Compensation—Sales Commissions” above.

(6)	The amounts reported in the “All Other Compensation” column for fiscal year 2022 reflect employer matches made under Cvent’s 401(k) plan for each of our named executive officers.
(7)	Ms. Koonce joined Cvent as its General Counsel and Corporate Secretary in May 2022. Ms. Koonce is a named executive officer for the first time in 2022.

Grants of Plan-Based Awards During Fiscal Year 2022

The following table sets forth information regarding plan-based awards made to each of our named executive officers during fiscal year 2022.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Shares Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Rajeev Aggarwal		88,452	176,904	265,356	—	—	—	—
	2/28/2022	—	—	—	942,910	—	—	7,590,426
	2/28/2022	—	—	—	—	1,885,820	8.05	7,090,683
William Newman, III		55,893	111,786	167,679	—	—	—	—
	2/28/2022	—	—	—	272,238	—	—	2,191,516
	2/28/2022	—	—	—	—	136,118	8.05	511,804
	4/15/2022	—	—	—	20,786	—	—	148,828
	11/15/2022	—	—	—	290	—	—	1,694
Charles Ghoorah		84,679	169,358	254,037	—	—	—	—
		—	214,589(5)	—	—	—	—	—
	2/28/2022	—	—	—	456,567	—	—	3,675,364
	2/28/2022	—	—	—	—	391,342	8.05	1,471,446
David Quattrone		87,732	175,463	263,195	—	—	—	—
	2/28/2022	—	—	—	456,567	—	—	3,675,364
	2/28/2022	—	—	—	—	391,342	8.05	1,471,446
Jeannette Koonce		62,500	125,000	187,500	—	—	—	—
	5/19/2022	—	—	—	96,301	—	—	537,360

(1)

Amounts in these columns represent annual cash bonuses earned by each of our named executive officers in respect of fiscal year 2022 under the management incentive plan. The amounts reported in the “Threshold” column were calculated assuming threshold achievement of all corporate performance targets under the management incentive plan for fiscal year 2022, which would result in each of our named executive officers earning 50% of their target annual cash bonus. The amounts reported in the “Target” column reflect the target annual cash bonus opportunity for each of our named executive officers under the management incentive plan for fiscal year 2022. The amounts reported in the “Maximum” column were calculated assuming maximum achievement of all corporate performance targets under the management incentive plan for fiscal year 2022, which would result in each of our named executive officers earning 150% of their target annual cash bonus. See “Compensation Discussion and Analysis—Elements of Compensation—Annual Bonus” above for further information on the management incentive plan for fiscal year 2022.

(2)

Amounts represent RSUs granted to our named executive officers in fiscal year 2022 under the 2021 Plan. See the “Outstanding Equity Awards at December 31, 2022” table below for further information on such RSUs.

(3)

Amounts represent Options granted to our named executive officers in fiscal year 2022 under the 2021 Plan. See the “Outstanding Equity Awards at December 31, 2022” table below for further information on such Options.

(4)

The amounts reported in the “Grant Date Fair Value of Stock and Option Awards” column represent the grant date fair value of the RSUs and Options granted to our named executive officers in fiscal year 2022 under the 2021 Plan, as computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the RSUs and Options are set forth in Notes 2 and 12 to the consolidated financial statements included in the Original Form 10-K

(5)

Mr. Ghoorah is eligible for commissions pursuant to the SICP. Mr. Ghoorah actually earned $171,694 in respect of fiscal year 2022 under the SICP, which represents achievement of approximately 80% of his target annual goals for fiscal year 2022 under the SICP. The SICP commissions opportunity is not subject to a threshold or a maximum payout. See “—Non-Equity Incentive Compensation—Commissions” above for further information on the SICP.

Employment Letter Agreements with Named Executive Officers

Cvent, Inc. has entered into employment letter agreements, as amended, with each of our named executive officers that memorialize each executive’s initial base salary and annual target bonus opportunity, as well as eligibility to participate in Cvent’s benefit plans generally. Each employment letter agreement also provides for certain severance payments and benefits upon a resignation by such named executive officer for “good reason” or upon a termination by Cvent without “cause.” See “—Potential Payments upon Termination or Change in Control—Employment Letter Agreements” below for more details regarding the severance payments and benefits that each named executive officer is eligible to receive.

Each named executive officer is also party to a Confidentiality, Invention Assignment, Non-Solicit, Non-Compete and Arbitration Agreement, which is attached to the applicable employment letter agreement and provides for the following restrictive covenants: (a) perpetual confidentiality, (b) assignment of intellectual property, (c) perpetual nondisparagement, (d) noncompetition during employment and for a period of two years following termination of employment, and (e) nonsolicitation of employees, consultants or customers during employment and for a period of two years following termination of employment (or for Ms. Koonce, nonsolicitation of customers during employment and for a period of two years following termination, and nonsolicitation of employees during employment and for a period of 18 months following termination).

Outstanding Equity Awards at December 31, 2022

The following table shows certain information with respect to outstanding equity awards held by our named executive officers as of December 31, 2022.

			Option Awards				Stock Awards
Name (1)	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable(2)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)(3)	Market value of shares or units of stock that have not vested ($)(4)
Rajeev Aggarwal	2/28/2022	3/12/2022	—	1,885,820	8.05	2/28/2032	—	—
	2/28/2022	3/12/2022	—	—	—	—	942,910	5,091,714
	4/7/2021	3/15/2021	1,012,889	3,038,667	5.07	4/7/2031	—	—
	8/29/2017	11/29/2016	136,141	—	3.66	8/29/2027	—	—
	5/26/2017	11/29/2016	9,081,513	—	3.66	5/26/2027	—	—
William Newman, III	11/15/2022(5)	11/15/2022	—	—	—	—	290	1,566
	4/15/2022(6)	4/15/2022	—	—	—	—	15,590	84,186
	2/28/2022	3/12/2022	—	136,118	8.05	2/28/2032	—	—
	2/28/2022	3/12/2022	—	—	—	—	272,238	1,470,085
	4/8/2021	3/15/2021	63,305	189,917	5.07	4/8/2031	—	—
	11/15/2019	11/15/2019	18,152	—	5.40	11/15/2029	—	—
	11/15/2018	11/15/2018	53,094	—	4.78	11/15/2028	—	—
	5/26/2017	11/29/2016	327,192	—	3.66	5/26/2027	—	—
Charles Ghoorah	2/28/2022	3/12/2022	—	391,342	8.05	2/28/2032	—	—
	2/28/2022	3/12/2022	—	—	—	—	456,567	2,465,462
	4/7/2021	3/15/2021	303,821	911,464	5.07	4/7/2031	—	—
	8/29/2017	11/29/2016	13,614	—	3.66	8/29/2027	—	—
	5/26/2017	11/29/2016	4,895,176	—	3.66	5/26/2027	—	—
David Quattrone	2/28/2022	3/12/2022	—	391,342	8.05	2/28/2032	—	—
	2/28/2022	3/12/2022	—	—	—	—	456,567	2,465,462
	4/7/2021	3/15/2021	303,821	911,464	5.07	4/7/2031	—	—
	8/29/2017	11/29/2016	13,614	—	3.66	8/29/2027	—	—
	5/26/2017	11/29/2016	4,895,177	—	3.66	5/26/2027	—	—
Jeannette Koonce	5/19/2022	5/16/2022	—	—	—	—	96,301	520,025

(1)

For each named executive officer, the Options and RSUs disclosed in this table are subject to service-based vesting requirements. See “—Potential Payments upon Termination or Change in Control” below for additional information regarding the circumstances that could result in accelerated vesting of Options issued under the 2017 Option Plan.

(2)

The Options granted in February 2022 under the 2021 Plan vest over a four-year period, with 50% of the Options vesting on the second anniversary of the applicable vesting commencement date, and the remainder of the Options vesting in two equal installments on each of the third and fourth anniversaries of the applicable vesting commencement date, subject to the executive’s continuous service with us through each applicable vesting date. The Options granted under the 2017 Option Plan in April of 2021 vest over a two-year period, with 25% of the Options vesting on the first anniversary of the applicable vesting commencement date, and 75% of the Options vesting on the second anniversary of the applicable vesting commencement date, subject to the executive’s continuous service with us through each applicable vesting date. All other Options held by our named executive officers are vested and exercisable as of December 31, 2022.

(3)

The RSUs granted in 2022 under the 2021 Plan vest over a four-year period, with 50% of the RSUs vesting on the second anniversary of the applicable vesting commencement date, and the remainder of the RSUs vesting in two equal installments on each of the third and fourth anniversaries of the applicable vesting commencement date, subject to the executive’s continuous service with us through each applicable vesting date.

(4)

The amounts reported in this column are equal to the number of unvested RSUs subject to the applicable award multiplied by $5.40, which was the closing price per share of our common stock on December 30, 2022 (the last trading day of fiscal year 2022) on Nasdaq.

(5)	The RSUs granted to Mr. Newman on November 15, 2022 under the 2021 Plan vest in full on February 13, 2023, subject to Mr. Newman's continuous service with us through such vesting date.
(6)

The RSUs granted to Mr. Newman on April 15, 2022 under the 2021 Plan vest as follows: 25% of the RSUs vested on June 9, 2022, 50% will vest on March 31, 2023, and 25% will vest on March 31, 2024, subject to Mr. Newman's continuous service with us through each applicable vesting date.

Stock Vested During Fiscal Year 2022

The following table sets forth certain information regarding the vesting of stock awards during fiscal year 2022 with respect to our named executive officers. None of our named executive officers exercised Options during fiscal year 2022.

Stock Awards
Name	Number of Shares Acquired Upon Vesting (#)(1)	Value Realized Upon Vesting ($)(2)
Rajeev Aggarwal	—	—
William Newman, III	5,196	24,577
Charles Ghoorah	—	—
David Quattrone	—	—
Jeannette Koonce	—	—

(1)	Represents the number of shares that vested pursuant to RSU awards during fiscal year 2022, without reduction for any shares withheld or sold to satisfy applicable tax obligations.
(2)	Calculated by multiplying the number of shares acquired upon the vesting of RSUs by the closing price of our common stock on the vest date.

Pension Benefits During Fiscal Year 2022

None of our named executive officers participate in defined benefit pension plans.

Nonqualified Deferred Compensation During Fiscal Year 2022

None of our named executive officers participate in nonqualified deferred compensation plans.

Potential Payments upon Termination or Change in Control

Employment Letter Agreements

The employment letter agreements for each of our named executive officers provide that, upon a termination of the applicable executive’s employment by Cvent without “cause” or by the applicable executive for “good reason,” each as defined therein, subject to their execution of a fully effective release of claims in favor of Cvent and continued compliance with applicable restrictive covenants, such executive is eligible to receive the following severance payments and benefits:

•
12 months of base salary continuation (provided, that for Mr. Newman and Ms. Koonce, any remuneration received by the applicable executive in respect of services performed by such executive for a subsequent employer during the period between the date that is six months following termination and the date that is 12 months following termination will be offset against any base salary continuation on a dollar-for-dollar basis);
•
solely to the extent approved by the Board and the Chief Executive Officer of the Company, payment of a prorated portion of such applicable executive’s annual bonus, based on actual performance for the year in which such termination occurs; and
•
reimbursements of COBRA premiums for a period of 12 months following termination (or six months for Mr. Newman and Ms. Koonce).

For each of our named executive officers’ employment letter agreements, “cause” generally means any of the following: (i) a material failure by the applicable executive to perform their responsibilities or duties to the Company under the agreement or those other responsibilities or duties as requested from time to time by the Board, after demand for performance has been given by the Board that identifies how the applicable executive has not performed their responsibilities or duties; (ii) the applicable executive’s engagement in illegal or improper conduct or in gross misconduct; (iii) the applicable executive’s commission or conviction of, or plea of guilty or nolo contendere to, a felony that the Board in good faith believe will not materially harm the standing and reputation of the Company; (iv) the applicable executive’s commission or conviction of, or plea of guilty or nolo contendere to, any felony other than the type set forth in clause (iii), a crime involving moral turpitude or any other act or omission that the Company in good faith believes may harm the standing and reputation of the Company; (v) a material breach of the applicable executive’s duty of loyalty to the Company or the applicable executive’s material breach of the Company’s written code of conduct and business ethics or restrictive covenants; (vi) dishonesty, fraud, gross negligence or repetitive negligence committed without regard to corrective direction in the course of discharge of the applicable executive’s duties as an employee; or (vii) excessive and unreasonable absences from the applicable executive’s duties for any reason (other than authorized vacation or sick leave) or as a result of the applicable executive’s disability.

For each of our named executive officers’ employment letter agreements, “good reason” generally means that the applicable executive voluntarily terminates their employment with the Company if there should occur, without the applicable executive’s written consent, subject to applicable notice and cure periods as set forth in the agreements: (i) a material, adverse change in the applicable executive’s duties or responsibilities with the Company (provided that a change in title or a change in the person or office to which such executive reports, will not, by itself, constitute such a material, adverse change; (ii) relocation of such executive’s principal place of employment by more than 35 miles; (iii) a reduction in such executive’s initial base salary by more than 10% in the aggregate during the term of their employment under the agreement or a reduction in base salary by less than 10% which is not applied to similarly ranked employees; or (iv) the material breach by the Company of any offer letter or employment agreement between such executive and the Company.

2017 Option Plan

Certain of our named executive officers hold outstanding unvested Options issued under the 2017 Option Plan that will accelerate and vest upon a “termination event,” which is generally defined under the 2017 Option Plan as (a) any sale or transfer by Cvent (or any of its significant subsidiaries) of all or substantially all of their assets on a consolidated basis, (b) any consolidation, merger or reorganization of Cvent (or any of its significant subsidiaries) with or into any other entity or entities as a result of which any person or group other than Vista obtains possession of voting power to elect a majority of the surviving entity’s Board or, in the case of a surviving entity which is not a corporation, governing body, or (c) any sale or transfer to any third party of units or shares of the capital stock of any significant subsidiary by the holders thereof as a result of which any person or group other than Vista obtains possession of voting power to elect a majority of the Board or the board of directors or any other governing body of the applicable significant subsidiary.

Upon a “termination event,” which did not include the Reverse Recapitalization Transaction, accelerated Options will be deemed to be automatically exercised through a cashless exercise and the Option holder will have no further rights under the Options other than payment of the consideration, if any, to be paid to the holder in respect of such deemed exercise of the accelerated Options.

The following table sets forth quantitative estimates of the benefits that would have accrued to each of our named executive officers if his or her employment had been terminated without “cause” or if he or she had resigned for “good reason” on December 31, 2022. In addition, certain named executive officers would also receive specified payments in connection with a change in control of Cvent had such change in control occurred on December 31, 2022. The table below provides dollar amounts for all potential payments that would be paid by us to each named executive officer under these scenarios involving either a termination or a change in control. Amounts below reflect potential payments pursuant to the various agreements or arrangements described in the footnotes to the table.

	Payable Upon a Termination Without Cause or Resignation for Good Reason			Payable Upon a Change in Control
Name	Continued Base Salary ($)(1)	Annual Bonus for Year of Termination ($)(2)	COBRA Benefits ($)(3)	Value of Accelerated Equity Awards ($)(4)
Rajeev Aggarwal	496,860	132,066	25,202	1,002,760	(5)
William Newman, III	363,214	83,453	11,811	62,673	(6)
Charles Ghoorah	390,263	126,433	26,882	300,783	(7)
David Quattrone	499,393	130,990	24,986	300,783	(8)
Jeannette Koonce	400,000	58,803	13,441	—

(1)

For each named executive officer, the amounts disclosed in this column represent 12 months of base salary continuation as provided pursuant to his or her employment agreement upon a termination by Cvent without “cause” or by the named executive officer for “good reason.” For Mr. Newman and Ms. Koonce, this assumes that no remuneration was received by the applicable executive for services performed by such executive during the period between the date that is six months following termination and the date that is 12 months following termination such that the base salary continuation would be subject to offset. See “—Potential Payments upon Termination or Change in Control —Employment Letter Agreements” above for more details regarding the severance benefits that each named executive officer is eligible to receive.

(2)

For each named executive officer, the amounts disclosed in this column represent amounts earned under the fiscal year 2022 management incentive plan based on the actual achievement of company performance goals for fiscal year 2022, as provided pursuant to his or her employment agreement upon a termination by Cvent without “cause” or by the named executive officer for “good reason.” For each named executive officer, this assumes that the Compensation and Nominating Committee approved payment of the bonus based on actual performance. Assuming termination occurred on December 31, 2022, no proration has been applied, except for Ms. Koonce, who joined Cvent in May 2022. See “—Potential Payments upon Termination or Change in Control —Employment Letter Agreements” above for more details regarding the severance benefits that each named executive officer is eligible to receive.

(3)

For each named executive officer, the amounts disclosed in this column represent COBRA premium reimbursements for a period of 12 months for Messrs. Aggarwal, Ghoorah and Quattrone, and for a period of six months for Mr. Newman and Ms. Koonce. See “—Potential Payments upon Termination or Change in Control —Employment Letter Agreements” above for more details regarding the severance benefits that each named executive officer is eligible to receive.

(4)

For certain named executive officers, the amounts disclosed in this column represent the value of any outstanding unvested Options granted under the 2017 Option Plan, which are subject to acceleration upon a change in control of Cvent, with such accelerated equity award values calculated based on the “spread” of the exercise price of the Options and the closing price per share of our common stock on December 30, 2022 (the last trading day of 2022) on Nasdaq, which was $5.40.

(5)

On April 7, 2021, Mr. Aggarwal was granted 4,051,556 Options under the 2017 Option Plan, with an exercise price of $5.07. Such Options are subject to service-based vesting requirements, and any such outstanding unvested Options will accelerate and vest upon a change in control of Cvent. 3,038,667 of such Options were outstanding and subject to acceleration upon a change in control of Cvent as of December 31, 2022. See “—Potential Payments upon Termination or Change in Control —2017 Option Plan.”

(6)

On April 8, 2021, Mr. Newman was granted 253,222 Options under the 2017 Option Plan, with an exercise price of $5.07. Such Options are subject to service-based vesting requirements, and any such outstanding unvested Options will accelerate and vest upon a change in control of Cvent. 189,917 of such Options were outstanding and subject to acceleration upon a change in control of Cvent as of December 31, 2022. See “—Potential Payments upon Termination or Change in Control —2017 Option Plan.”

(7)

On April 7, 2021, Mr. Ghoorah was granted 1,215,285 Options under the 2017 Option Plan, with an exercise price of $5.07. Such Options are subject to service-based vesting requirements, and any such outstanding unvested Options will accelerate and vest upon a change in control of Cvent. 911,464 of such Options were outstanding and subject to acceleration upon a change in control of Cvent as of December 31, 2022. See “—Potential Payments upon Termination or Change in Control —2017 Option Plan.”

(8)

On April 7, 2021, Mr. Quattrone was granted 1,215,285 Options under the 2017 Option Plan, with an exercise price of $5.07. Such Options are subject to service-based vesting requirements, and any such outstanding unvested Options will accelerate and vest upon a change in control of Cvent. 911,464 of such Options were outstanding and subject to acceleration upon a change in control of Cvent as of December 31, 2022. See “—Potential Payments upon Termination or Change in Control —2017 Option Plan.”

Non-Employee Director Compensation

The following table presents the total compensation for each individual who served as a non-employee member of our Board and was not affiliated with Vista during fiscal year 2022. Other than as set forth in the table and/or described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to, any of the other non-employee members of our Board. Mr. Aggarwal, our Chief Executive Officer, and

representatives of Vista receive no compensation for Board service and, consequently, are not included in this table. The compensation of Mr. Aggarwal as an employee of the Company is presented in the “Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Sanju Bansal(3)	44,452	—	44,452
Jim Frankola	127,890	186,205	314,095
Julie Iskow(4)	14,247	128,965	143,212
Marcela Martin	106,575	186,205	292,780

(1)

The amounts reported in this column reflect the aggregate dollar amount of all fees earned or paid in cash for services as a non-employee member of the Board. Differences between directors in the amounts reported in this column reflect time served on the Board during fiscal year 2022, as well as additional cash retainers paid to Board committee chairs (see “—Non-Employee Director Compensation Structure” below). Mr. Frankola and Ms. Martin also received pro-rated cash compensation in fiscal year 2022 for the portion of fiscal year 2021 during which they served on our Board.

(2)

The amounts reported in this column represent the grant date fair value of the RSUs granted to the applicable non-employee director in fiscal year 2022, as computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the RSUs are set forth in Note 2 to the consolidated financial statements included in the Original Form 10-K. Mr. Frankola and Ms. Martin also received a pro-rated equity grant in fiscal year 2022 for the portion of fiscal year 2021 during which they served on our Board. As of December 31, 2022, each of Mr. Frankola and Ms. Martin held 33,370 RSUs, which will vest on May 19, 2023, subject to the director’s continued service on our Board through such date. Ms. Iskow forfeited her RSUs upon her resignation from the Board on July 9, 2022.

(3)	Mr. Bansal did not stand for reelection at our 2022 annual meeting and his service on our Board terminated on May 18, 2022.
(4)	Ms. Iskow was appointed to the Board effective May 18, 2022, and she subsequently resigned from the Board on July 9, 2022.

Non-Employee Director Compensation Structure

On December 8, 2021, the Board adopted a formal policy pursuant to which its non-employee directors (who are not affiliated with Vista) are eligible to receive compensation for service on the Board and committees of the Board. The annual compensation of such non-employee directors is as follows:

Description	Amount ($)
Cash compensation(1)	100,000
Additional cash compensation for Audit Committee chair(1)	20,000
Equity compensation (granted in the form of RSUs)(2)	150,000

(1)	Cash compensation is paid in arrears in four equal quarterly installments and prorated for any partial year of service on the Board.
(2)

The number of RSUs granted is based on the trailing 30-day average closing price of our common stock ending on and including the applicable grant date. Such RSUs vest in full on the first anniversary of the applicable vesting commencement date, subject to continued service through such date. Such RSUs accelerate and fully vest upon the occurrence of a “change in control” (as defined in the 2021 Plan), subject to continued service through such change in control.

All of our non-employee directors are also reimbursed for their reasonable business expenses, including expenses incurred to attend meetings of our Board and its committees.

CEO Pay Ratio Disclosure

The SEC’s rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, the pay ratio reported by other companies may not be comparable to the pay ratio reported below, as other companies may have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

We have a globally diverse employee population with over half of our employees located outside of the United States as of December 31, 2022 (the “Measurement Date”). The compensation elements and pay levels of our employees vary significantly across these locations based on the average cost of living and market rates, which impacts the median employee compensation and resulting pay ratio.

The pay ratio reported below is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll records and the methodology described below. As of the Measurement Date, our employee population consisted of approximately 4,900 employees, with approximately 49% working in India as employees of Cvent or one of its subsidiaries.

For these purposes, we determined the median compensated employee as of the Measurement Date based on 2022 cash compensation, consisting of (i) base salary, (ii) overtime, (iii) annual cash incentive awards and (iv) commission payments, annualized for any employee who did not work for the entire year unless designated as a temporary employee. Once we identified the median employee, a full-time salaried employee located in Tysons, Virginia, we calculated this employee’s compensation in the same manner as we calculated our Chief Executive Officer’s 2022 compensation for the purposes of the Summary Compensation Table above. The 2022 annual total compensation of our median compensated employee, other than our CEO, was $55,651; the 2022 annual total compensation of our Chief Executive Officer was $15,310,350; and the ratio of these amounts was approximately 275:1.

Our talented and dedicated employees play an integral role in our overall success. and we place great emphasis on creating an environment for our employees to excel and advance. We are committed to the development, health and well-being of our workforce through various programs, benefits and amenities.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of our common stock as of April 17, 2023 for:

•
each person or group known to us who beneficially owns more than 5% of our common stock;
•
each of our named executive officers and directors; and
•
all of our executive officers and directors as a group.

The beneficial ownership percentages set forth in the table below are based on 491,516,516 shares of common stock outstanding as of April 17, 2023. Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC and includes shares held indirectly by the stockholder. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of April 17, 2023 and shares of our common stock underlying RSUs that are scheduled to vest within 60 days of April 17, 2023 are deemed to be outstanding and beneficially owned by the person holding the options or RSUs. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.

Unless otherwise noted, the business address of those listed in the table below is 1765 Greensboro Station Place, 7th Floor, Tysons, Virginia, 22102. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Named Executive Officers and Directors
Rajeev K. Aggarwal	24,919,258	5.07%
Charles Ghoorah	7,214,565	1.47%
David Quattrone	7,623,895	1.55%
William J. Newman, III	666,575	*
Jeannette Koonce	—	*
David Breach	—	*
Jim Frankola(1)	111,170	*
Betty Hung	—	*
Marcela Martin(2)	33,370	*
Sam Payton	—	*
Maneet Saroya	—	*
Nicolas Stahl	—	*
All directors and executive officers as a group (12 individuals)	40,568,833	8.25%

Five Percent Holders:
Vista Funds(3)	397,745,049	80.92%

(1)	Includes 33,370 shares that may be acquired within 60 days of April 17, 2023 upon the vesting and settlement of RSUs.
(2)	Includes 33,370 shares that may be acquired within 60 days of April 17, 2023 upon the vesting and settlement of RSUs.
(3)

As reported on the Schedule 13D/A filed with the SEC on March 16, 2023, represents 181,049,399 shares held directly by Vista Equity Partners Fund VI, L.P. (“VEPF VI”), 109,372,061 shares held directly by Vista Equity Partners Fund VI-A, L.P., (“VEPF VI-A”), and 2,203,215 shares held directly by VEPF VI FAF, L.P., (“VEPF VI FAF”). Vista Equity Partners Fund VI GP, L.P. (“VEPF VI GP”) is the sole general partner of each of VEPF VI, VEPF VI-A and VEPF VI FAF. VEPF VI GP’s sole general partner is VEPF VI GP, Ltd. (“VEPF VI UGP”). Robert F. Smith is the sole director of VEPF VI UGP, as well as one of its 11 members. VEPF Management, L.P. (“VEPF Management”) is the sole management company of each of VEPF VI, VEPF VI-A and VEPF VI FAF. VEPF Management’s sole general partner is VEP Group, LLC (“VEP Group”) and VEPF Management’s sole limited partner is Vista Equity Partners Management, LLC. VEP Group is the senior managing member of Vista Equity Partners Management, LLC.

Additionally represents 51,185,845 shares held directly by VEPF IV AIV VII, L.P. (“VEPF IV”) and 19,637,433 shares held directly by VEPF IV AIV VII-A, L.P. (“VEPF IV-A”). Vista Equity Partners Fund IV GP, LLC (“VEPF IV GP”) is the sole general partner of each of VEPF IV and VEPF IV-A. VEPF IV GP’s sole senior managing member is VEP Group.

Additionally represents 18,693,976 shares held directly by VEPF III AIV VI, L.P. (“VEPF III”) and 3,427,576 shares held directly by VEPF III AIV VI-A, L.P. (“VEPF III-A”). Vista Equity Partners Fund III GP, LLC (“VEPF III GP”) is the sole general partner of each of VEPF III and VEPF III-A. VEPF III GP’s sole senior managing member is VEP Group.

Additionally represents 6,552,013 shares held directly by VFF I AIV IV, L.P. (“VFF I”) and 5,623,531 shares held directly by VFF I AIV IV-A, L.P. (“VFF I-A,” and collectively with VEPF VI, VEPF VI-A, VEPF VI FAF, VEPF IV, VEPF IV-A, VEPF III, VEPF III-A and VFF I, the “Vista Funds”). Vista Foundation Fund I GP, LLC (“VFF I GP”) is the sole general partner of each of VFF I and VFF I-A. VFF I GP’s sole senior managing member is VEP Group.

Robert F. Smith is the sole Managing Member of VEP Group. Consequently, Mr. Smith, VEPF VI UGP and VEP Group may be deemed the beneficial owners of the shares held by VEPF VI, VEPF VI-A and VEPF VI FAF, and Mr. Smith and VEP Group may be deemed the beneficial owners of the shares held by VEPF IV, VEPF IV-A, VEPF III, VEPF III-A, VFF I and VFF I-A. Each of the Vista Funds, VEPF VI UGP, VEP Group and Mr. Smith expressly disclaim beneficial ownership of any shares not held directly. The principal business address of each of the Vista Funds, VEPF VI UGP, VEPF Management and VEP Group is c/o Vista Equity Partners, 4 Embarcadero Center, 20th Fl., San Francisco, California 94111. The principal business address of Mr. Smith is c/o Vista Equity Partners, 401 Congress Drive, Suite 3100, Austin, Texas 78701.

Hedging Transactions

Pursuant to our Insider Trading Policy, we prohibit our employees, directors and officers from engaging in hedging or monetization transactions, including the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds. Additionally, directors, officers and other employees are prohibited from holding our securities in a margin account or otherwise pledging our securities as collateral for a loan.

Securities Authorized for Issuance under Equity Incentive Compensation Plans

The following table provides information as of December 31, 2022, regarding shares of our common stock that may be issued under our equity compensation plans, consisting of the 2021 Plan and the Cvent Holding Corp. 2021 Employee Stock Purchase Plan (the “ESPP”):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Remaining Available Securities for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders(1)	66,201,800(2)	$4.45(3)	54,859,131(4)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)

As of December 31, 2022, 110,500,000 shares of common stock had been reserved for issuance under the 2021 Plan and 11,500,000 shares of common stock were available for issuance under the ESPP, subject to adjustment due to the recapitalization, reorganization, or other change in our capitalization. The number of shares available for issuance under the 2021 Plan increases on January 1 of each calendar year beginning in 2022 and ending in and including 2031 by an amount equal to the lesser of (A) 5% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (B) a smaller number of shares determined by our Board. The number of shares available for issuance under the ESPP increases on January 1 of each calendar year beginning in 2022 and ending in and including 2031, by an amount equal to the lesser of (A) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by our Board. In no event will more than 16,000,000 shares of our common stock be available for issuance under the ESPP. The Board waived the automatic increase that would have taken effect on January 1, 2022 for each of the 2021 Plan and the ESPP. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated, other than by exercise, under the 2021 Plan and ESPP will be added back to the shares of common stock available for issuance under such plans.

(2)	Consists of 50,013,426 shares of common stock issuable upon the exercise of outstanding stock options and 16,188,374 shares issuable upon the vesting of RSUs.
(3)	As RSUs do not have any exercise price, such units are not included in the weighted average exercise price calculation.
(4)	As of December 31, 2022, there were 44,298,200 shares of common stock available for grant under the 2021 Plan and 10,560,931 shares of common stock available for purchase under the ESPP.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Policies for Approval of Related Party Transactions

We have adopted a written policy with respect to the review, approval and ratification of related party transactions. Under the policy, our Audit Committee is responsible for reviewing and approving related party transactions. In the course of its review and approval of related party transactions, our Audit Committee will consider the relevant facts and circumstances to decide whether to approve such transactions. In particular, our policy requires our Audit Committee to consider, among other factors it deems appropriate:

•
the related person’s relationship to us and interest in the transaction;
•
the material facts of the proposed transaction, including the proposed aggregate value of the transaction;
•
the impact on a director’s independence in the event the related person is a director or an immediate family member of the director;
•
the benefits to Cvent of the proposed transaction;
•
if applicable, the availability of other sources of comparable products or services; and
•
an assessment of whether the proposed transaction is on terms that are comparable to the terms available to an unrelated third party or to employees generally.

The Audit Committee may only approve those transactions that are in, or are not inconsistent with, our best interests and those of our stockholders, as the Audit Committee determines in good faith.

In addition, under our Code of Business Conduct and Ethics, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

All of the transactions described below related to Legacy Cvent were entered into prior to the adoption of Cvent’s written related party transactions policy, but all were approved by the Board considering similar factors to those described above.

Related Party Transactions

Other than compensation arrangements for our directors and named executive officers, which are described in Item 11. “Executive Compensation,” we describe below transactions since January 1, 2022 to which we were or will be a participant and in which:

•
the amounts involved exceeded or will exceed $120,000; and
•
any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Indemnification of Officers and Directors

We are party to indemnification agreements with each of our executive officers and directors. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, expense advancement and reimbursement to the fullest extent permitted under the General Corporation Law of the State of Delaware (the “DGCL”). Additionally, Cvent may enter into indemnification agreements with any new directors or officers that may be broader in scope than the specific indemnification provisions contained in the DGCL.

Term Loan Facility

In October 2018, Cvent, Inc. and Papay Holdco, LLC (“Papay Holdco”), two of our wholly-owned subsidiaries, entered into two incremental facilities, which increased the balance of an existing term loan facility by an aggregate of $93.0 million (collectively, the “Term Loan Facility”). In May 2022, the Company repaid all outstanding obligations under the Term Loan Facility. There are no other related parties that had a position in the Term Loan Facility.

Relationship with Vista Consulting Group

We have utilized Vista Consulting Group, LLC (“VCG”), the operating and consulting arm of Vista, for consulting services. We incurred $0.2 million for consulting fees from VCG for the year ended December 31, 2022. We may continue to engage VCG from time to time, subject to compliance with our related party transactions policy.

Arrangements with Companies Controlled by Vista

We purchased over $120,000 of services annually from certain companies controlled by Vista. We recognized expenses of $2.2 million during the year ended December 31, 2022 for software subscription and other services from Vista Investor affiliates.
We received payments of over $120,000 annually from certain companies controlled by Vista. We recognized $2.2 million in revenue during the year ended December 31, 2022 for selling services to Vista-controlled entities.

Investor Rights Agreement

We are party to an investor rights agreement (the “Investor Rights Agreement”) with certain former holders of Class B ordinary shares (“Class B Holders”) and investment funds associated with Vista Equity Partners Management, LLC (the “Vista Investors”) (and other parties thereto), pursuant to which, among other things, (i) the parties agreed that the board of directors of Cvent would be divided into three classes of directors, with each class serving for staggered three-year terms, (ii) the Vista Holders party thereto would have the right to nominate a number of designees equal to the product of (x) the Total Number of directors multiplied by (y) the Vista Ownership Percentage, rounded up to the nearest whole number (as such terms are defined in the Investor Rights Agreement), subject to the terms and conditions set forth therein, (iii) Cvent will use its reasonable best efforts to ensure that prior to the date that the Vista Ownership Percentage is less than 5%, each Vista Director (as defined in the Investor Rights Agreement) will be included in the Board’s slate of nominees to the stockholders for director elections of such class, and each Vista Director to a particular class of directors will be included in the proxy statement in connection with soliciting proxies for meetings of stockholders, (iv) until such time as the Vista Ownership Percentage is less than 5%, there shall be a number of Vista Directors on each committee of the Board not less than the nearest whole number greater than the product obtained by multiplying the Vista Ownership Percentage by the number of positions, including any vacancies, on the applicable committee, and (v) the parties agreed to only effect a sale or distribution of Cvent equity securities pursuant to certain transfer restrictions.

Amended and Restated Registration Rights Agreement

We are party to the Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with the Vista Investors and certain other parties (collectively, the “Registration Rights Investors”) pursuant to which, among other things, the Registration Rights Investors agreed to only effect a sale or distribution of shares of Cvent’s common stock pursuant to certain transfer restrictions and were granted certain customary registration rights. Under the Registration Rights Agreement, the Vista Investors will be entitled to request that Cvent register the Vista Investors’ shares on a long-form or short-form registration statement on one or more occasions in the future, which registrations may be “shelf registrations,” subject to certain conditions outlined in the Registration Rights Agreement. The Registration Rights Investors, including the Vista Investors, are also entitled to participate in certain of Cvent’s registered offerings, subject to the restrictions in the Registration Rights Agreement. Under certain circumstances, Cvent will pay Registration Rights Investors’ (including the Vista Investors’) expenses in connection with the exercise of these rights.

Director Independence

Independence Status

The listing standards of Nasdaq require that, subject to specified exceptions, such as those described below under the subsection entitled “Controlled Company Status,” each member of a listed company’s audit committee, compensation committee and nominations committee be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act.

Our Board has determined that each of Mr. Frankola and Ms. Martin qualifies as an independent director in accordance with Nasdaq’s listing standards, and further, that each meets the heightened independence requirements for audit committee membership as set forth in Rule 10A-3 under the Exchange Act. Our Board also determined in 2022 that Julie Iskow, who served as a member of our Board and Audit Committee from May 18, 2022 to July 9, 2022, qualified as an independent director under Nasdaq’s listing standards. In making these determinations, our Board considered the relationships (if any) that each director (or any of his or her family members) has with the Company and such other facts and circumstances that our Board deemed relevant in determining his or her independence, including beneficial ownership of our common stock

Controlled Company Status

Vista, through its control of the Vista Funds, owns a majority of our outstanding common stock (see Item 12. Security Ownership of Certain Beneficial Owners and Management.) As a result, we are a “controlled company.” Under Nasdaq’s listing standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with the following Nasdaq corporate governance rules required of newly public companies within one year of the date of listing:

•
to have a board that is composed of a majority of “independent directors,” as defined under the rules of Nasdaq;
•
to have a compensation committee that is composed entirely of independent directors; and
•
to have a nominations committee that is composed entirely of independent directors.

We rely on this exemption. As a result, we do not have a majority of independent directors on our Board. In addition, our Compensation and Nominating Committee, whose members are Ms. Hung, Mr. Stahl and Mr. Payton, does not consist entirely of independent directors.

Item 14. Principal Accountant Fees and Services

The table below sets forth the aggregate fees for professional audit services and other services rendered by PricewaterhouseCoopers LLP, Cvent's independent registered public accounting firm (“PwC”), for the fiscal years ended December 31, 2022 and 2021:

	2022	2021(5)
Audit Fees(1)	$2,003,610	$2,434,400
Audit-Related Fees(2)	—	28,450
Tax Fees(3)	38,828	56,000
All Other Fees(4)	4,466	4,000
Total	$2,046,904	$2,522,850

(1)

Audit fees include fees for services performed to comply with the standards established by the Public Company Accounting Oversight Board, including the audit of our consolidated financial statements. This category also includes fees for audits provided in connection with statutory filings or services that generally only the principal independent auditor reasonably can provide, such as consent and assistance with and review of our SEC filings.

(2)

Audit-related fees include, in general, fees such as assurances and related services (i.e., due diligence services), accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation regarding financial accounting and reporting standards, which are traditionally performed by the independent accountant but are not considered audit fees.

(3)

Tax fees include fees for services performed by professional staff of the respective accountant’s tax division (except those relating to audit or audit-related services), including fees for tax compliance, planning and advice.

(4)	All other fees includes certain membership fees for accounting and industry reference materials.
(5)

Represent (a) fees billed to Legacy Cvent prior to the Reverse Recapitalization Transaction and (b) fees billed for services following the Reverse Recapitalization Transaction, as well as the subsequent period after the end of year in which PwC provided services related to the audit of our year-end financials. Audit fees billed by PwC include the audit of our fiscal year 2021 consolidated financial statements, including services related to the issuance of reports and consents. Tax fees billed by PwC primarily relate to tax advice provided in connection with the Reverse Recapitalization Transaction, as well as advice related to tax structuring for intellectual property assets and related matters.

Pre-Approval Policies and Procedures

The charter of the Audit Committee provides that the Audit Committee will approve all audit and non-audit related services that the Company’s independent registered public accounting firm provides to the Company before the engagement begins, unless applicable law and Nasdaq listing requirements allow otherwise. The charter also provides that the Audit Committee may establish pre-approval policies and procedures or delegate pre-approval authority to one or more Committee members as permitted by applicable law and Nasdaq listing requirements. The Audit Committee pre-approved all services (including the fees and terms thereof) provided by PwC to the Company as shown in the table above.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)
1.
The consolidated financial statements and notes thereto are included in Part II, Item 8. “Financial Statements and Supplementary Data” of the Original Form 10-K.
2.
Financial statement schedules have been omitted because they are not required, not applicable or the required information is included in the consolidated financial statements or notes thereto.
3.
The following is a list of the exhibits filed as part of this Amendment.

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

10.16**+†§	Letter Agreement, dated as of November 15, 2022, between Cvent, Inc. and Jeannette Koonce.
10.17+†§	Papay Topco, Inc. 2017 Stock Option Plan (incorporated by reference to Exhibit 10.19 to Dragoneer’s Proxy Statement/Prospectus/Consent Solicitation filed on November 12, 2021).
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

21.1**	List of Subsidiaries.
23.1**	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Previously filed with the Original Filing.

***Previously furnished with the Original Filing.

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

Date: April 28, 2023