Form 10-Q
period 2023-03-31
CVENT HOLDING CORP.
filed 2023-05-05
CIK 1827075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 491,620,840 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CVENT HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$102,220	$99,108
Restricted cash	2,535	815
Short-term investments	53,872	40,925
Accounts receivable, net of allowance of $1.8 million and $2.6 million, respectively	97,018	120,362
Capitalized commission, net	27,473	26,685
Prepaid expenses and other current assets	24,759	17,819
Total current assets	307,877	305,714
Property and equipment, net	14,577	15,250
Capitalized software development costs, net	92,759	96,959
Intangible assets, net	161,076	172,781
Goodwill	1,620,270	1,620,312
Operating lease-right-of-use assets	28,453	20,398
Capitalized commission, non-current, net	23,828	23,477
Deferred tax assets, non-current	2,440	2,425
Other assets, non-current, net	5,493	8,617
Total assets	$2,256,773	$2,265,933
Liabilities and stockholders’ equity
Current liabilities:
Current portion of long-term debt	$-	$-
Accounts payable	2,804	2,147
Accrued expenses and other current liabilities	88,993	82,249
Fees payable to customers	63,589	38,379
Operating lease liabilities, current	11,121	11,070
Deferred revenue	302,216	267,882
Total current liabilities	468,723	401,727
Deferred tax liabilities, non-current	18,126	18,103
Long-term debt, net	138,000	208,000
Operating lease liabilities, non-current	26,790	19,712
Other liabilities, non-current	6,413	7,526
Total liabilities	658,052	655,068
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 1,500,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively; 491,358,090 and 488,296,792 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	49	49
Additional paid-in capital	2,591,042	2,571,424
Accumulated other comprehensive loss	(7,850)	(8,731)
Accumulated deficit	(984,520)	(951,877)
Total stockholders’ equity	1,598,721	1,610,865
Total liabilities and stockholders’ equity	$2,256,773	$2,265,933

See accompanying notes to the unaudited condensed consolidated financial statements

CVENT HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$166,205	$137,356
Cost of revenue	60,691	56,200
Gross profit	105,514	81,156
Operating expenses:
Sales and marketing	44,960	40,091
Research and development	35,973	31,406
General and administrative	39,768	24,951
Intangible asset amortization, exclusive of amounts included in cost of revenue	11,713	12,154
Total operating expenses	132,414	108,602
Loss from operations	(26,900)	(27,446)
Interest expense	(2,647)	(2,592)
Amortization of deferred financing costs and debt discount	(158)	(320)
Other income, net	1,169	260
Loss before income taxes	(28,536)	(30,098)
Provision for income taxes	4,107	1,291
Net loss	$(32,643)	$(31,389)
Other comprehensive income:
Other comprehensive income	881	131
Comprehensive loss	$(31,762)	$(31,258)
Basic and diluted net loss per common share	$(0.07)	$(0.07)
Basic and diluted weighted-average common shares outstanding	488,983,183	481,144,118

See accompanying notes to the unaudited condensed consolidated financial statements

CVENT HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Amount		Accumulated
	Shares	Amount	Additional paid-in capital	Accumulated deficit	other comprehensive income / (loss)	Total stockholders’ equity
Balance as of December 31, 2022	488,296,792	$49	$2,571,424	$(951,877)	$(8,731)	$1,610,865
Stock-based compensation expense	-	-	14,574	-	-	14,574
Net loss	-	-	-	(32,643)	-	(32,643)
Common stock issued under share-based compensation plans	3,061,298	-	5,044	-	-	5,044
Other comprehensive income	-	-	-	-	881	881
Balance as of March 31, 2023	491,358,090	$49	$2,591,042	$(984,520)	$(7,850)	$1,598,721

	Common Stock		Amount		Accumulated
	Shares	Amount	Additional paid-in capital	Accumulated deficit	other comprehensive income / (loss)	Total stockholders’ equity
Balance as of December 31, 2021	481,121,695	$48	$2,483,761	$(851,607)	$(2,746)	$1,629,456
Stock-based compensation expense	-	-	9,768	-	-	9,768
Net loss	-	-	-	(31,389)	-	(31,389)
Common stock issued under share-based compensation plans	144,701	-	443	-	-	443
Other comprehensive income	-	-	-	-	131	131
Balance as of March 31, 2022	481,266,396	$48	$2,493,972	$(882,996)	$(2,615)	$1,608,409

See accompanying notes to the unaudited condensed consolidated financial statements

CVENT HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(32,643)	$(31,389)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,582	30,187
Amortization of the right-of-use assets	2,231	2,077
Allowance for expected credit losses, net	(462)	279
Amortization of deferred financing costs and debt discount	158	320
Amortization of capitalized commission	8,924	7,948
Unrealized foreign currency transaction (gain)/loss	(1,020)	287
Stock-based compensation	14,556	9,768
Change in deferred taxes	7	2
Change in operating assets and liabilities
Accounts receivable	23,932	18,968
Prepaid expenses and other assets	(17,840)	(7,021)
Capitalized commission, net	(13,700)	(13,581)
Accounts payable, accrued expenses and other liabilities	47,168	16,783
Operating lease liability	(3,158)	(2,864)
Deferred revenue	33,790	48,160
Net cash provided by operating activities	92,525	79,924
Investing activities:
Purchase of property and equipment	(2,356)	(1,375)
Capitalized software development costs	(12,725)	(11,891)
Purchase of investments	(56,051)	(21,238)
Maturities of investments	46,127	16,824
Net cash used in investing activities	(25,005)	(17,680)
Financing activities:
Principal repayments of revolving credit facility	(115,000)	—
Proceeds from revolving credit facility	45,000	—
Proceeds from exercise of stock options	5,127	510
Net cash (used in) provided by financing activities	(64,873)	510
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,185	(1,209)
Change in cash, cash equivalents, and restricted cash	4,832	61,545
Cash, cash equivalents, and restricted cash, beginning of period	99,923	126,629
Cash, cash equivalents, and restricted cash, end of period	$104,755	$188,174
Supplemental cash flow information:
Interest paid	$2,448	$2,584
Income taxes paid	$455	$1,743
Supplemental disclosure of non-cash investing and financing activities:
Outstanding payments for purchase of property and equipment at period end	$153	$382
Outstanding payments for capitalized software development costs at period end	$883	$887

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

Agreement and Plan of Merger

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

The Merger Agreement provides, among other things, that upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Company Common Stock that is issued and outstanding as of immediately prior to the Effective Time (other than any shares of Company Common Stock that may be held by the Company as treasury stock or that are owned by Capstone Parent, Merger Sub or any other subsidiaries thereof, or any shares of common stock as to which appraisal rights have been properly exercised in accordance with Delaware law), will be automatically cancelled, extinguished and converted into the right to receive $8.50 per share, without interest thereon.

In connection with the Merger, the Company expects to incur significant expenses. An estimate of those expenses cannot be made at this time. During the three months ended March 31, 2023, the company incurred $13.5 million of expenses related to the Merger, which are recorded as part of general and administrative expenses on the Company's condensed consolidated financial statements.

The closing of the proposed Merger is subject to certain conditions, including the adoption of the Merger Agreement by stockholders representing a majority of the outstanding shares of Company Common Stock and the receipt of applicable regulatory approvals. The proposed Merger is expected to close mid-year 2023.

Trends and Economic Conditions

Global events, such as recent geopolitical instability, inflation and the COVID-19 pandemic have created or contributed to uncertainty in macroeconomic conditions, including changes in interest rates, supply chain disruptions, labor shortages and increased labor costs, which, in turn, could decrease overall economic activity, hinder economic growth or cause a recession in the United States or in the global economy. Negative macroeconomic conditions may affect the businesses of the Company's clients, which could result in reduced demand for the Company's services or cancellations, increased demands for pricing accommodations or higher rates of delays in collection of, or losses on, the Company's accounts receivable, which could adversely affect its results of operations. If the Company is unable to offset any decrease in revenue by increasing sales to new or existing customers, or offset higher costs through price increases, its revenues may decline or grow at lower rates. The extent of the impact of ongoing macroeconomic conditions on the Company’s operational and financial performance is uncertain and will depend on political, social, economic and regulatory factors that are outside of the Company's control, including but not limited to the incidence and severity of additional COVID-19 virus variants and actions that may be taken by regulators and businesses (including customers) in response to macroeconomic uncertainty. The Company considered the impact of the current economic environment and COVID-19 on its estimates and assumptions and determined that there were no material adverse impacts on the consolidated financial statements as of March 31, 2023 and

December 31, 2022 and for the three months ended March 31, 2023 and 2022, respectively. As events continue to evolve and additional information becomes available, the Company’s estimates and assumptions may change materially in future periods.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the financial position as of March 31, 2023, the results of operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. The condensed consolidated balance sheet at December 31, 2022 was derived from audited annual financial statements and does not contain all of the footnote disclosures from the annual financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Restricted Cash

Restricted cash represents amounts required to be held as collateral in a money market account for treasury management service agreements as well as payroll deductions from employees associated with the 2021 Employee Stock Purchase Plan (see Note 10). The Company held $2.5 million and $0.8 million of restricted cash as of March 31, 2023 and December 31, 2022, respectively.

The following table presents the Company’s cash, cash equivalents and restricted cash by category in the Company’s condensed consolidated balance sheets (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$102,220	$99,108
Restricted cash	2,535	815
Cash, cash equivalents, and restricted cash	$104,755	$99,923

Revenue Recognition

The Company derives revenue from two primary sources: Event Cloud subscription-based solutions and Hospitality Cloud marketing and subscription-based solutions. Subscription services revenue consists primarily of fees to provide the Company’s customers with access to its cloud-based platform. Subscription service contracts do not provide customers with the right to take possession of the software, are non-cancellable, and do not contain rights of return. Hospitality Cloud marketing solutions primarily relate to digital advertising on the Company’s hosted venue sourcing networks. Revenue is recognized when control of these services is transferred to a customer. A time-elapsed method is used to measure progress for subscription contracts because control is transferred evenly over the contract term. For the three months ended March 31, 2023, the Company recognized approximately 81.1% of its revenue from services transferred to the customer over time, with the remaining 18.9% of revenue recognized at a point in time upon delivery, generally when an event occurred. The Company’s services are generally provided under annual and multi-year contracts with invoicing occurring in annual or quarterly installments at the beginning of each year, or quarter, as applicable, in the contract period. Revenue is presented net of sales and other taxes the Company collects on behalf of governmental authorities.

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

For the three months ended March 31, 2023 and 2022, 48,782,589 and 55,354,536 stock options, respectively, were excluded from the computation of diluted net loss per share of common stock because including them would have been antidilutive.

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

Property and equipment outside North America geographic locations represented 32.9% and 35.5% of total property and equipment, net as of March 31, 2023 and December 31, 2022, respectively, and are located primarily in India. The composition of the Company’s property and equipment between North America and locations outside of North America is set forth below (in thousands):

	March 31, 2023	December 31, 2022
North America	$9,785	$9,829
Outside North America	4,792	5,421
Total	$14,577	$15,250

3. Revenue

Disaggregation of Revenue

The Company derives revenue from two primary sources: Event Cloud subscription-based solutions and Hospitality Cloud marketing and subscription-based solutions. They are principally generated from North America, which comprises the United States and Canada, with Canada representing 2.3% and 2.4% of total revenue for the three months ended March 31, 2023 and 2022, respectively. Revenue from sources outside North America represented 13.7% and 12.0% of total revenue for three months ended March 31, 2023 and 2022, respectively. The Company’s disaggregation of revenue by primary geographic region is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
North America	$143,364	$120,823
Outside North America	22,841	16,533
Revenue	$166,205	$137,356

The Company’s disaggregation of revenue by major business activity is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Event Cloud	$114,686	$94,988
Hospitality Cloud	51,519	42,368
Revenue	$166,205	$137,356

Deferred Revenue

Deferred revenue represents billings under signed contracts before the related products or services are transferred to customers. The portion of deferred revenue that is expected to be recognized as revenue during the subsequent 12-month period is recorded as deferred revenue in current liabilities and the remaining portion is recorded as other liabilities, non-current, which is not material. Deferred revenue was $302.2 million and $267.9 million as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023, the Company recognized $108.5 million of revenue that was included in the deferred revenue balance at the beginning of 2023.

Remaining Performance Obligations

For multiple-year agreements for either Event Cloud or Hospitality Cloud, the Company typically invoices the amount for the first year of the contract at signing followed by subsequent annual invoices at the anniversary of each year. Since the Company bills most of its customers in advance, there can be amounts that contractually the Company is not yet able to invoice. Until such time as these amounts are invoiced or recognized in revenue, they are considered by the Company to be unbilled contract value, and together with deferred revenue, remaining performance obligations. As of March 31, 2023 and December 31, 2022, the Company's total current deferred revenue was $302.2 million and $267.9 million, respectively, which amount does not include unbilled contract value for contracts of approximately $532.1 million and $539.7 million, respectively. The Company expects that the amount of unbilled contract value relative to the total value of our contracts will change from year to year for several reasons, including the amount of cash collected early in the contract term, the specific timing and duration of customer agreements, varying invoicing cycles of agreements, the specific timing of customer renewals, changes in customer financial circumstances and foreign currency fluctuations. The Company expects to recognize 71.5% of our remaining performance obligations as revenue over the subsequent 24 months, and the remainder thereafter.

Sales Commission

The current portion of capitalized commissions, net was $27.5 million and $26.7 million and the noncurrent portion of capitalized commissions, net was $23.8 million and $23.5 million as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, $8.9 million and $7.9 million of capitalized commissions, respectively, were amortized to sales and marketing expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

Allowance for Expected Credit Losses

The change in the Company’s allowance for expected credit losses is as follows (in thousands):

	March 31, 2023	December 31, 2022
Allowance for expected credit losses, beginning of period	$2,644	$4,547
Credit loss (recovery)/expense	(461)	1,316
Write-offs and adjustments	(336)	(3,219)
Allowance for expected credit losses, end of period	$1,847	$2,644

4. Property and Equipment

Property and equipment are summarized as follows (in thousands):

	March 31,	December 31,
	2023	2022
Computer equipment, purchased software and software developed for internal-use	$20,100	$18,190
Leasehold improvements	21,954	21,906
Furniture and equipment	8,213	8,048
Rentable onsite solutions equipment	6,531	6,531
Other	349	1,231
Property and equipment, gross	57,147	55,906
Less accumulated depreciation	(42,570)	(40,656)
Property and equipment, net	$14,577	$15,250

Depreciation of property and equipment was $1.8 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively.

5. Capitalized Software Development Costs

Capitalized software for the Company’s software platforms was developed either internally or was acquired through acquisitions. Capitalized software development costs and acquired software technology are summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Capitalized software development costs, gross	$398,644	$385,717
Less, accumulated amortization	(305,885)	(288,758)
Capitalized software development costs, net	$92,759	$96,959

Amortization of capitalized software development costs, recorded as cost of revenue, was $17.0 million and $16.0 million during the three months ended March 31, 2023 and 2022, respectively.

6. Goodwill and Intangible Assets

The change in carrying amount of goodwill is summarized as follows (in thousands):

Goodwill as of January 1, 2023	$1,620,312
Foreign currency translation adjustments	67
Measurement period adjustments	(109)
Goodwill as of March 31, 2023	$1,620,270

Intangible assets are amortized based on a pattern in which the asset’s economic benefits are consumed, or if not reliably determined, amortized on a straight-line basis over their estimated useful lives between two and fifteen years.

Intangible assets consisted of the following as of March 31, 2023 (in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted average remaining life as of March 31, 2023
Customer relationships	$433,832	$(302,540)	$131,292	3.2 years
Trademarks	82,235	(52,513)	29,722	3.5 years
Intangible assets subject to amortization	516,067	(355,053)	161,014
Indefinite-lived assets	62	-	62
Intangible assets, net	$516,129	$(355,053)	$161,076

Intangible assets consisted of the following as of December 31, 2022 (in thousands):

	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net	Weighted average remaining life as of December 31, 2022
Customer relationships	$433,825	$(292,935)	$140,890	3.4 years
Trademarks	82,234	(50,405)	31,829	3.8 years
Intangible assets subject to amortization	516,059	(343,340)	172,719
Indefinite-lived assets	62	-	62
Intangible assets, net	$516,121	$(343,340)	$172,781

The total amount of amortization expense related to intangible assets, recorded as intangible asset amortization, exclusive of amounts included in cost of revenue, was $11.7 million and $12.2 million during the three months ended March 31, 2023 and 2022, respectively. The intangible asset balance remaining as of March 31, 2023 will be amortized into expense in future years as follows (in thousands):

2023 (remaining nine months)	$35,017
2024	45,164
2025	39,322
2026	35,540
2027	3,997
2028 and thereafter	1,974
Total amortization expense related to acquired intangible assets	$161,014

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of accrued compensation, such as bonuses, commissions, and payroll taxes, sales and other tax liabilities. The following table summarizes the Company’s accrued expenses and other current liabilities as of the dates indicated (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation	$39,482	$49,219
Sales and other tax liabilities	13,960	11,877
Other	35,551	21,153
Accrued expenses and other current liabilities	$88,993	$82,249

8. Income Taxes

The effective tax rate for the three months ended March 31, 2023 and 2022 was (14.39%) and (4.29%), respectively. The difference between the Company’s effective tax rates for the 2023 and 2022 periods and the U.S. statutory tax rate of 21% related primarily to U.S. taxes on foreign earnings, foreign tax rate differentials, and valuation allowance.

The Company evaluates its tax positions on a quarterly basis. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three months ended March 31, 2023 and 2022.

9. Stockholders’ Equity

The Company’s Certificate of Incorporation authorizes 1,500,000,000 shares of common stock and 1,000,000 of preferred stock, each $0.0001 par value per share. As of March 31, 2023 and 2022, 491,358,090 and 481,266,396 shares of common stock were outstanding, respectively, and no shares of preferred stock were outstanding. The holders of the common stock are entitled to dividends only when declared by the Board of Directors ratably on a per share basis. Each share of common stock has one vote under the Company’s Certificate of Incorporation.

Stock-based Compensation

The weighted-average assumptions used in the valuation of stock option awards granted under the Black-Scholes model are summarized as follows:

	Three Months Ended March 31,
	2023	2022
Dividend yield	N/A	0.0%
Volatility	N/A	45.30%
Expected term (years)	N/A	5.92
Risk-free interest rate	N/A	1.85%

Stock Option Activity Rollforward

Stock options	Number of shares subject to option	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)	Unrecognized compensation expense (in thousands)
Balance as of December 31, 2022	50,013,426	$4.45	5.61	$58,326	$19,997
Granted	-	-
Exercised	(1,181,835)	4.35
Forfeited	(49,002)	7.83
Expired	-	-
Balance as of March 31, 2023	48,782,589	$4.45	5.35	$190,657	$13,043
Vested and exercisable as of December 31, 2022	35,321,479	$3.85	4.42	$54,842
Vested and exercisable as of March 31, 2023	43,963,138	$4.11	4.97	$186,839

The Company did not grant any options during the three months ended March 31, 2023.

The total intrinsic value of options that were exercised during the three months ended March 31, 2023 was $3.9 million. During the three months ended March 31, 2023, 1,181,835 options were exercised.

As of March 31, 2023, the $13.0 million in unrecognized compensation cost related to stock options will be recognized over a weighted-average period of 1.83 years.

The following table summarizes RSU activity for the three months ended March 31, 2023.

Restricted Stock Units	Number of shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	13,685,748	$7.56
Granted	-
Vested	(1,879,277)	7.28
Forfeited	(169,765)	7.74
Balance at March 31, 2023	11,636,706	$7.61

The Company did not grant any RSUs during the three months ended March 31, 2023.

As of March 31, 2023, $73.2 million in unrecognized compensation cost related to RSUs will be recognized over a weighted-average period of 1.88 years.

Stock-based Compensation Expense

Stock-based compensation expense for equity and liability classified awards is recognized using the straight-line attribution method. In addition, the Company ensures that it has fully recognized expense for at least the option and RSU tranches that have fully vested in the period in which they vest.

Stock-based compensation expense is summarized as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$1,231	$590
Sales and marketing	4,938	2,980
Research and development	3,829	2,588
General and administrative	4,557	3,610
Total stock-based compensation	$14,555	$9,768

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

The ESPP provides that 11,500,000 shares of common stock may be made available for sale under the ESPP (the “ESPP Reserve”). The ESPP Reserve automatically increases on each January 1 of each year, by an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number as may be determined by the Board of Directors. The Board of Directors waived the automatic increase that would have taken effect on January 1, 2022 under the ESPP. Under the terms of the ESPP, the purchase price per share will equal 85% of the fair market value of a share of common stock on the first day of an offering period or the last date of an offering period, whichever is lower, although the Board of Directors has discretion to change the purchase price with respect to future offering periods. An employee may not purchase more than $25,000 of stock during any calendar year. Payroll deductions from employees related to the ESPP are classified as restricted cash on the condensed consolidated balance sheets.

At March 31, 2023, there were 15,060,931 shares available for issuance under the ESPP. As of March 31, 2023, the Company had $0.2 million of unrecognized compensation cost related to the offering period beginning on December 1, 2022. The last date for the current offering period is May 31, 2023.

10. Debt

The outstanding principal amount and related unamortized debt issuance costs, net, are summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Senior Secured Revolving Credit Facility	$138,000	$208,000
Less: unamortized deferred financing costs	(2,609)	(2,766)
Total principal amount and related unamortized debt issuance costs, net	$135,391	$205,234

Senior Secured Revolving Credit Facility

On May 27, 2022, Cvent, as borrower, entered into a five-year $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to the Credit Agreement, dated as of May 27, 2022, by and among Cvent, Holdings (as defined below) and the other loan parties party thereto, the lenders party thereto, and PNC Bank, National Association, as administrative agent (the “Credit Agreement”).

A portion of the Revolving Credit Facility, not to exceed $35.0 million, will be available for the issuance of letters of credit, and Cvent has the option to increase borrowing capacity under the Revolving Credit Facility or to incur incremental term loans, subject to certain provisions outlined in the Credit Agreement. The Revolving Credit Facility has a maturity date of May 27, 2027.

The interest rate on outstanding borrowings under the Revolving Credit Facility was 6.47% as of March 31, 2023. The carrying value of variable rate debt approximates fair value due to the short-term nature of the Company's interest rate elections.

As of March 31, 2023, the Company had $138.0 million outstanding borrowings under the Revolving Credit Facility. The Company had $362.0 million available for borrowing under the Revolving Credit Facility based on the outstanding balance as of March 31, 2023. The Company is in compliance with all covenants outlined in the Credit Agreement as of March 31, 2023 and currently has no required prepayments with respect to borrowings made under the Revolving Credit Facility prior to the maturity date of May 27, 2027.

11. Leases

The Company enters into lease arrangements for office facilities under non-cancellable operating leases with various expiration dates.

As of March 31, 2023, the Company’s right-of-use (“ROU”) assets and total operating lease liabilities were $28.5 million and $37.9 million, respectively. As of December 31, 2022, the Company’s ROU assets and total operating lease liabilities were $20.4 million and $30.8 million, respectively. During the three months ended March 31, 2023, $10.1 million of ROU assets were obtained in exchange for new operating lease liabilities related to a new office lease in Australia as well as the renewal and expansion of certain office leases in India. During the three months ended March 31, 2022, no ROU assets were obtained in exchange for new operating lease liabilities.

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

Purchase Commitments

In the ordinary course of business, the Company enters into various purchase commitments primarily related to third-party cloud hosting, technology operations and data services. Total non-cancellable purchase commitments as of March 31, 2023 were approximately $31.1 million expiring at various dates through 2026.

13. Related-Party Transactions

The Company did not incur any consulting fees from Vista Equity Partners Management, LLC (“Vista”) during the three months ended March 31, 2023 and incurred less than $0.1 million for consulting fees from Vista the three months ended March 31, 2022, which is recorded in general and administrative expenses. As of March 31, 2023 and December 31, 2022, respectively, less than $0.1 million was included in accrued expenses in the condensed consolidated balance sheet.

The Company also entered into transactions during the three months ended March 31, 2023 and 2022 to sell services to other Vista controlled entities. The Company recognized $0.4 million and $0.2 million in revenue related to these transactions for the three months ended March 31, 2023 and 2022, respectively. Cvent also purchased software subscription and other services from Vista affiliates. The Company recognized $0.7 million and $0.6 million in expenses related to these transactions for the three months ended March 31, 2023 and 2022, respectively.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report, including, statements that reflect our current views with respect to future events and financial performance, business strategies, and expectations for our business; statements regarding our or our management’s expectations, hopes, beliefs, intentions, plans or strategies regarding the future and statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “can,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “ongoing,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “will,” “approximately,” “likely,” “shall” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

In this Quarterly Report, the terms the “Company,” “Cvent,” “we,” “us,” and “our” refer to Cvent Holding Corp. and its subsidiaries, unless the context indicates otherwise.

These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:

•
our proposed acquisition by an affiliate of Blackstone Capital Partners VIII L.P. (“Blackstone”), including the occurrence of any event, change or other circumstance that could give rise to our right or the right of Blackstone or both of us to terminate the Merger Agreement, including circumstances requiring us to pay Blackstone a termination fee pursuant to the Merger Agreement;
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
•
the risk of litigation and/or regulatory actions related to the proposed acquisition, including the effects of any outcomes related thereto;
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
•
our ability to develop, introduce and market new and enhanced versions of our solutions to meet customer needs and expectations;
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

•
other factors discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and included elsewhere in this Quarterly Report; and
•
other factors beyond our control.

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

The Company is a leading cloud-based platform of enterprise event marketing and management and hospitality solutions. We power the marketing and management of meetings and events through our Event Cloud and Hospitality Cloud solutions. Our Event Cloud consists of tools to enable event organizers to manage the entire event lifecycle and deliver engaging experiences across every type of event and all event formats: in-person, virtual and hybrid. Event Cloud serves as the system of record for event and engagement data collected across an organization’s total event program, which comprises every internal and external event an organization hosts or attends (its “Total Event Program”). Our Hospitality Cloud offers a marketplace that connects event organizers looking for the appropriate event space for their in-person and hybrid events with hoteliers and venue operators through a vertical search engine built on our proprietary database of detailed event space information. In addition, our Hospitality Cloud provides marketing and software solutions that hotels and venues leverage to digitally showcase their event space to attract valuable leads and grow their businesses. This combination of our Event Cloud and Hospitality Cloud offerings results in an integrated solution.

Proposed Merger

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

Trends and Economic Conditions

Global events, such as recent geopolitical instability, inflation and the COVID-19 pandemic, have created or contributed to uncertainty in macroeconomic conditions, including changes in interest rates, supply chain disruptions, labor shortages and increased labor costs, which, in turn, could decrease overall economic activity, hinder economic growth or cause a recession in the United States or in the global economy. Negative macroeconomic conditions may affect our clients’ businesses, which could result in reduced demand for our services or cancellations, increased demands for pricing accommodations or higher rates of delays in collection of, or losses on, our accounts receivable, which could adversely affect our results of operations. If we are unable to offset any decrease in revenue by increasing sales to new or existing customers, or otherwise offset higher costs through price increases, our revenues may decline or grow at lower rates. The extent of the impact of ongoing macroeconomic conditions on our operational and financial performance is uncertain and will depend on political, social, economic and regulatory factors that are outside of our control, including but not limited to the incidence and severity of additional COVID-19 virus variants and actions that may be taken by regulators and businesses (including customers) in response to macroeconomic uncertainty. We considered the impact of the current economic environment and COVID-19 on our estimates and assumptions and determined that there were no material adverse impacts on the consolidated financial statements as of March 31, 2023. As events continue to evolve and additional information becomes available, our estimates and assumptions may change materially in future periods.

Key Business Metric

In addition to our GAAP financial information, we review the following key business metric to measure our performance, identify trends, formulate business plans and make strategic decisions.

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

The calculation excludes transactional revenue associated with our Cvent CONNECT client conference and revenue associated with acquisitions whereby client revenue is not available. This revenue comprised 1.7% and 3.6% of revenue for three months ended March 31, 2023 and 2022, respectively.

We believe our ability to not only retain, but upsell and cross-sell additional features and products to, our existing customers will continue to support our net dollar retention rate. As of March 31, 2023 and 2022, our net dollar retention rate was 115.1% and 108.7%, respectively. The year-over-year increase in our net dollar retention rate is primarily due to the lessening impact of the global COVID-19 pandemic in 2022 and 2023 on both the Event Cloud and Hospitality Cloud, resulting in increased spend on products supporting in-person events, in addition to the adoption of Attendee Hub, our solution for ongoing engagement and virtual events. With in-person meetings and events continuing to quickly return, our net dollar retention rate currently exceeds pre-pandemic levels. In the near-term, we believe our net dollar retention rate will return to pre-pandemic levels as the rate of growth of in-person meetings and events continues to normalize. Longer-term, we believe our net dollar retention rate may exceed pre-pandemic levels as a result of the market opportunity created by virtual and hybrid events and the accelerated digitization of the meetings and events industry.

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

The terms of our subscription and marketing contracts are typically non-cancellable, annual or multi-year terms, and are typically billed in advance on an annual or quarterly basis, as applicable. In the case of multi-year agreements, the agreement sometimes includes annual price increases over the contract term. Our agreements are typically sum-certain and not based on usage. We recognize revenue associated with these agreements ratably over the term of the subscription or advertising period. For both Event Cloud and Hospitality Cloud, amounts that have been contractually invoiced are initially recorded as deferred revenue and are recognized as revenue ratably over the subscription or advertising period. We refer to contractual amounts that have not been invoiced as unbilled contract value, and together with deferred revenue, remaining performance obligations. Unbilled contract value is not reflected in our consolidated financial statements. See “Key Factors Affecting Our Performance —Seasonality” included in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 for the effects of seasonality on our Hospitality Cloud revenue.

For multi-year agreements for either Event Cloud or Hospitality Cloud solutions, we typically invoice the amount for the first year of the contract at signing, followed by subsequent annual invoices at the anniversary of each year. Since we bill most of our customers in advance, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced or recognized in revenue, they are considered by us to be unbilled contract value, and together with deferred revenue, remaining performance obligations. As of March 31, 2023 and December 31, 2022 our total current deferred revenue was $302.2 million and $267.9 million, which amounts do not include unbilled contract value for contracts not yet billed of $532.1 million and $539.7 million, respectively. We expect that the amount of unbilled contract value relative to the total value of our contracts will change from year to year for several reasons, including the amount of cash collected early in the contract term, the specific timing and duration of customer agreements, varying invoicing cycles of agreements, the specific timing of customer renewals, changes in customer financial circumstances and foreign currency fluctuations. We expect to recognize approximately 71.5% of our remaining performance obligations as revenue over the subsequent 24 months, and the remainder thereafter.

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

We intend to continue to invest in sales and marketing and expect expenses to increase in absolute dollars in the near-term as we continue to expand our business both domestically and internationally and take advantage of the growing need for virtual and hybrid events. Although we expect sales and marketing expenses to continue to be among the most significant components of our operating expenses, we expect sales and marketing expenses as a percentage of revenue to decrease in the near-term.

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

With the exception of software developed by companies we have acquired, we maintain a unified software code base for our entire platform, which we believe improves the efficiency of our research and development activities. We expect research and development expenses to increase in absolute dollars in the near-term as we continue to expand our product offerings, including our virtual and hybrid event functionality, and integrate and support potential future acquired businesses and technologies. However, we expect research and development expenses as a percentage of revenue to decrease in the near-term.

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for administrative, internal information technology operations, finance, legal, corporate development, strategy and human resource staff, including salaries, benefits, bonuses and stock-based compensation, as well as professional fees, insurance premiums and other corporate expenses, including expenses associated with the Merger. In addition, we allocate a portion of overhead, such as rent and depreciation to general and administrative based on headcount.

We expect our general and administrative expenses to increase in absolute dollars in the near-term, primarily due to incremental expenses in connection with the Merger.

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

We expect to continue to pursue strategic acquisition opportunities, subject to any restrictions under the Merger Agreement, and if successful, we expect that our intangible asset amortization expenses will increase in absolute dollars.

Other

Our other income/expense items include interest expense, amortization of deferred financing costs and debt discount and other income, net.

Interest Expense

Interest expense relates primarily to interest payments on our outstanding borrowings under our credit facilities as further described in Note 10. “Debt” to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report. As of March 31, 2023, we had outstanding borrowings of $138.0 million under our five-year, $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility”).

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth our consolidated statement of operations for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Event Cloud	$114,686	$94,988
Hospitality Cloud	51,519	42,368
Total revenue	166,205	137,356
Cost of revenue	60,691	56,200
Gross profit	105,514	81,156
Operating expenses:
Sales and marketing	44,960	40,091
Research and development	35,973	31,406
General and administrative	39,768	24,951
Intangible asset amortization, exclusive of amounts included in cost of revenue	11,713	12,154
Total operating expenses	132,414	108,602
Loss from operations	(26,900)	(27,446)
Interest expense	(2,647)	(2,592)
Amortization of deferred financial costs and debt discount	(158)	(320)
Other income, net	1,169	260
Loss before income taxes	(28,536)	(30,098)
Provision for income taxes	4,107	1,291
Net loss	$(32,643)	$(31,389)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Consolidated Statement of Operations Data:
Revenue:
Event Cloud	69.0%	69.2%
Hospitality Cloud	31.0%	30.8%
Total revenue	100.0%	100.0%
Cost of revenue	36.5%	40.9%
Gross profit	63.5%	59.1%
Operating expenses:
Sales and marketing	27.1%	29.2%
Research and development	21.6%	22.9%
General and administrative	23.9%	18.2%
Intangible asset amortization, exclusive of amounts included in cost of revenue	7.0%	8.8%
Total operating expenses	79.7%	79.1%
Loss from operations	(16.2%)	(20.0%)
Interest expense	(1.6%)	(1.9%)
Amortization of deferred financial costs and debt discount	(0.1%)	(0.2%)
Other income, net	0.7%	0.2%
Loss before income taxes	(17.2%)	(21.9%)
Provision for income taxes	2.5%	0.9%
Net loss	(19.6%)	(22.9%)

Revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Revenue:
Event Cloud	$114,686	$94,988	$19,698	20.7%
Hospitality Cloud	51,519	42,368	9,151	21.6%
Total revenue	$166,205	$137,356	$28,849	21.0%

Total revenue for the three months ended March 31, 2023 was $166.2 million, an increase of $28.8 million, or 21.0% compared to the three months ended March 31, 2022. Event Cloud revenue accounted for $114.7 million, or 69.0% of total revenue, and Hospitality Cloud revenue accounted for $51.5 million, or 31.0% of total revenue, for three months ended March 31, 2023.

Event Cloud revenue for the three months ended March 31, 2023 was $114.7 million, an increase of $19.7 million, or 20.7%, compared to the three months ended March 31, 2022. The increase was due to the strong performance of products that support in-person meetings and events because of the lessening impact of the global COVID-19 pandemic between the first quarter of 2022 and the first quarter of 2023.

Hospitality Cloud revenue for the three months ended March 31, 2023 was $51.5 million, an increase of $9.2 million, or 21.6%, compared to the three months ended March 31, 2022. The increase was primarily due to increased demand of our advertising and software solutions driven by the sustained return of in-person meetings.

We generate the majority of our revenue from North America. Revenue from outside North America accounted for 13.7% and 12.0% of total revenue for the three months ended March 31, 2023 and 2022, respectively. In the near-term, in absolute dollars, we expect that total revenue from outside North America will increase at the same rate as the rest of our business, and as such, we expect total revenue from outside of North America as proportion of total revenue will not substantially change.

Cost of Revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Cost of revenue	$60,691	$56,200	$4,491	8.0%

Cost of revenue for the three months ended March 31, 2023 was $60.7 million, an increase of $4.5 million, or 8.0%, compared to the three months ended March 31, 2022. This increase was primarily driven by a $2.0 million increase in employee expense due to an 8.2% increase in average headcount, a $1.0 million increase in amortization of capitalized software development costs and a $0.6 million increase in stock-based compensation. Additionally, third-party costs related to supporting virtual, in-person, and hybrid events increased $1.6 million and credit card interchange fees related to our merchant services business increased $1.5 million, primarily driven by the sustained return of in-person meetings and events. These cost increases were partially offset by a $1.7 million decrease in hosting expense related to cost optimization and higher credits received in the first quarter of 2023 compared to the first quarter of 2022.

Operating Expenses

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Sales and marketing	$44,960	$40,091	$4,869	12.1%
Research and development	35,973	31,406	4,567	14.5%
General and administrative	39,768	24,951	14,817	59.4%
Intangible asset amortization, exclusive of amounts included in cost of revenue	11,713	12,154	(441)	(3.6%)
Total operating expenses	$132,414	$108,602	$23,812	21.9%

Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 2023 were $45.0 million, an increase of $4.9 million, or 12.1%, compared to the three months ended March 31, 2022. This increase was primarily driven by a $3.6 million increase in employee expense due to a 10.4% increase in average headcount, and a $2.0 million increase in stock-based compensation. These increases were partially offset by $0.9 million in lower marketing program spend.

Research and Development. Research and development expenses for the three months ended March 31, 2023 were $36.0 million, an increase of $4.6 million, or 14.5%, compared to the three months ended March 31, 2022. This increase was primarily driven by a $3.1 million increase in employee expense due to a 11.2% increase in average headcount, and a $1.2 million increase in stock-based compensation.

General and Administrative. General and administrative expenses for the three months ended March 31, 2023 were $39.8 million, an increase of $14.8 million, or 59.4%, compared to the three months ended March 31, 2022. This increase was driven by $13.5 million in transaction costs related to the Merger, a $0.9 million increase in stock-based compensation, and a $0.7 million increase in travel related expense. These increases were partially offset by $0.7 million decrease in bad debt expense.

Intangible Asset Amortization, Exclusive of Amounts Included in Cost of Revenue. Intangible asset amortization, exclusive of amounts included in cost of revenue for the three months ended March 31, 2023 was $11.7 million, a decrease of $0.4 million, or 3.6%, compared to the three months ended March 31, 2022. This decrease was driven primarily by the scheduled decline in the amortization of intangible assets acquired in past years and no business acquisitions occurring in the first quarter of 2023.

Interest Expense

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Interest expense	$(2,647)	$(2,592)	$(55)	2.1%

Interest expense for the three months ended March 31, 2023 was $2.6 million, an increase of $0.1 million, or 2.1%, compared to the three months ended March 31, 2022. This increase was driven by higher interest rates in the three months ended March 31, 2023 as compared to the same period in 2022, partially offset by lower long-term debt balances during the three months ended March 31, 2023 as compared to prior year.

Amortization of Deferred Financing Costs and Debt Discount

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Amortization of deferred financing costs and debt discount	$(158)	$(320)	$162	(50.6%)

Amortization of deferred financing costs and debt discount for the three months ended March 31, 2023 was $0.2 million, a decrease of $0.2 million, or 50.6%, compared to the three months ended March 31, 2022 due to the acceleration of amortization of deferred financing costs and debt discount associated with the prepayment of the outstanding principal balance under the Company's variable rate first lien loan in May 2022.

Other Income, Net

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Other income, net	$1,169	$260	$909	349.6%

Other income, net for the three months ended March 31, 2023 was $1.2 million, an increase of $0.9 million, or 349.6%, compared to the three months ended March 31, 2022. Other income for the three months ended March 31, 2023 and 2022 consisted primarily of interest income of $0.8 million in each period from short-term investments.

Provision for Income Taxes

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Provision for income taxes	$4,107	$1,291	$2,816	218.1%

Provision for income taxes for the three months ended March 31, 2023 was $4.1 million, an increase of $2.8 million, or 218.1%, compared to the three months ended March 31, 2022. The increase primarily resulted from the recording of higher pre-tax book income in high tax foreign jurisdictions and an increase in state tax expense due to the prior year utilization of net operating losses in certain states.

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

A reconciliation of Adjusted EBITDA to net loss and of Adjusted EBITDA margin to net loss margin (defined as net loss divided by revenue), the most directly comparable GAAP measure, respectively, is as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Adjusted EBITDA:
Net loss	$(32,643)	$(31,389)
Adjustments
Interest expense	2,647	2,592
Amortization of deferred financing costs and debt discount	158	320
Other income, net	(1,169)	(260)
Provision for income taxes	4,107	1,291
Depreciation	1,816	2,038
Amortization of software development costs	17,008	15,961
Intangible asset amortization	11,713	12,154
Stock-based compensation expense	14,556	9,768
Restructuring (income) expense (1)	(4)	277
Cost related to acquisitions (2)	13,585	187
Other items (3)	660	(180)
Adjusted EBITDA	$32,434	$12,759
Adjusted EBITDA Margin:
Revenue	$166,205	$137,356
Net loss margin (4)	(19.6%)	(22.9%)
Adjusted EBITDA margin (4)	19.5%	9.3%

(1)
Restructuring expense includes retention bonuses to employees of acquired entities and costs to discontinue use of a back-office system and closing of office space.
(2)
Represents costs incurred in association with acquisition activity, including due diligence and post-acquisition earn out payments, and costs incurred in relation to the Merger.
(3)
Includes other costs associated with prosecuting a trade secret misappropriation claim, private equity management fees, and credit facility fees, net of the gain from government subsidies related to the global COVID-19 pandemic.
(4)
Net loss margin represents net loss divided by revenue and Adjusted EBITDA margin represents Adjusted EBITDA divided by revenue.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, on-going collection of our accounts receivable and borrowings under our Revolving Credit Facility (see Note 10. Debt to the consolidated financial statements included in Part I1, Item 1 of this Quarterly Report). Outstanding borrowings under the Revolving Credit Facility may fluctuate on a quarterly basis due to the seasonality of the Company’s operating cash flows, and the Company’s desire to minimize interest expense. Cash and cash equivalents may include holdings in bank demand deposits, money market instruments and certificates of deposit. We also periodically invest a portion of our excess cash in short-term investments with stated maturity dates between three months and one year from the purchase date.

Our U.S. entities held $33.3 million and $40.2 million in cash and cash equivalents and short-term investments as of March 31, 2023 and December 31, 2022, respectively. Our non-U.S. entities held $122.8 million and $99.9 million in cash and cash equivalents and short-term investments as of March 31, 2023 and December 31, 2022, respectively.

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

Cash Flows

The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$92,525	$79,924
Net cash used in investing activities	(25,005)	(17,680)
Net cash (used in) provided by financing activities	(64,873)	510
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,185	(1,209)
Change in cash, cash equivalents, and restricted cash	4,832	61,545
Cash, cash equivalents, and restricted cash at beginning of period	99,923	126,629
Cash, cash equivalents, and restricted cash at end of period	$104,755	$188,174
Cash paid for interest	$2,448	$2,584

Operating Activities

Net cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business and the amount and timing of customer payments. Cash provided by operations in the three months ended March 31, 2023 and 2022 is primarily attributable to net loss adjusted for non-cash items. Cash provided by operations is also attributable to the change in accounts receivable and deferred revenue, which is driven by the seasonality of our business and our collections process. Our cash flows from operating activities are generally reflective of our ability to invoice annual subscription fees upfront with payments due 30 days after the customer’s receipt of the invoice. We experience seasonality in our accounts receivable. The first and fourth quarters historically include a higher level of cash collections, which is a result of higher levels of invoicing in the first and fourth quarters.

For the three months ended March 31, 2023, net cash provided by operating activities was $92.5 million, which was primarily driven by net loss adjusted for non-cash items, increased fees payable to customers related to registration fees collected on behalf of our customers for meetings and events in the future, and cash collections and increased deferred revenue related to calendar year contracts, partially offset by a right-of-use asset associated with a lease we renewed for our India office. For the three months ended March 31, 2022, net cash provided by operating activities was $79.9 million, which was primarily driven by net loss adjusted for non-cash items, increased fees payable to customers related to registration fees collected on behalf of our customers for meetings and events in the future, and cash collections and increased deferred revenue related to calendar year contracts.

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

For the three months ended March 31, 2023, net cash used in investing activities was $25.0 million, reflecting $12.7 million in capitalized software development, $9.9 million in net purchases of short-term investments and $2.4 million in purchases of property and equipment. For the three months ended March 31, 2022, net cash used in investing activities was $17.7 million, reflecting $11.9 million in capitalized software development, $4.4 million in net purchases of short-term investments and $1.4 million in purchases of property and equipment.

Financing Activities

Our financing activities have consisted primarily of proceeds from and principal payments on the Company’s Revolving Credit Facility and proceeds from the exercise of stock options. Our practice has been to minimize interest expense while maintaining reasonable liquidity. For the three months ended March 31, 2023, net cash used in financing activities was $64.9 million, consisting primarily of $115.0 million of principal repayments on the Company's Revolving Credit Facility, partially offset by $45.0 million in proceeds from the Company's Revolving Credit Facility and $5.1 million of proceeds from the exercise of stock options. For the three months ended March 31, 2022, net cash provided by financing activities was $0.5 million, consisting of proceeds from the exercise of stock options.

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

The following table presents a summary of our Adjusted Free Cash Flow for each of the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Adjusted Free Cash Flow:
Net cash provided by operating activities:	$92,525	$79,924
Adjustments
Purchase of property and equipment	(2,356)	(1,375)
Capitalized software development costs	(12,725)	(11,891)
Change in fees payable to customers	(25,210)	(24,493)
Interest paid	2,448	2,584
Adjusted Free Cash Flow	$54,682	$44,749

Adjusted Free Cash Flow margin:
Revenue	$166,205	$137,356
Adjusted Free Cash Flow margin	32.9%	32.6%

Adjusted Free Cash Flow for the three months ended March 31, 2023 increased $9.9 million compared to the three months ended March 31, 2022 primarily as a result of an increase in cash provided by operating activities driven by increased fees payable to customers in the first quarter of 2023 as in-person meetings and events continue to return, net of decreased deferred revenue due to the timing of contract renewals and a right-of-use asset created in the first quarter of 2023.

Commitments and Contingencies

See the information set forth in Note 12. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Indemnification Agreements

In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses related to breach of confidentiality and claims by third parties of intellectual property infringement, misappropriation or other violation. In addition, we have entered into indemnification agreements with each of our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. There are no indemnification claims that we are currently aware of that could have a material adverse effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 2. “Summary of Significant Accounting Policies” to the condensed consolidated Financial Statements in Part I, Item 1 of this Quarterly Report and in the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022 describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or Rule 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in legal proceedings, regulatory matters or other contingencies arising in the ordinary course of our business. We are not presently involved in any legal proceeding, regulatory matter or other contingency that, if determined adversely to the Company, in our opinion, would individually or in the aggregate have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors.

The risks described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2023, remain current in all material respects. Those risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. If any of the identified risks or others not specified in our SEC filings materialize, our business, financial condition or results of operations could be materially adversely affected. In these circumstances, the market price of our common stock could decline.

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
2.1

Agreement and Plan of Merger, by and among the Company, Capstone Borrower, Inc. and Capstone Merger Sub, Inc., dated as of March 14, 2023 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 14, 2023).

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

CVENT HOLDING CORP.

Date: May 5, 2023	By:	/s/ William J. Newman, III
William J. Newman, III
SVP and Chief Financial Officer